Form 10-Q
period 1996-03-31
AUTOIMMUNE INC
filed 1996-05-08
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



FOR THE QUARTER ENDED MARCH 31, 1996                 COMMISSION FILE NO. 0-20948



                                AUTOIMMUNE INC.
            (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                               13-348-9062
    (State of Incorporation)           (I.R.S. Employer Identification No.)



                    128 SPRING STREET, LEXINGTON, MA 02173
                   (Address of Principal Executive Offices)



                                (617) 860-0710
               (Registrant's Telephone No., including Area Code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES      X                  NO___________________
                  -------------



 Number of shares outstanding of the registrant's Common Stock as of April 30,
                                     1996:

       Common Stock, par value $.01        16,284,442 shares outstanding

                                AUTOIMMUNE INC.


                         QUARTER ENDED MARCH 31, 1996


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                    Page Number
Item 1 - Financial Statements

         Balance Sheet
               December 31, 1995 and March 31, 1996...................................    2

         Statement of Operations
               for the three months ended March 31, 1995 and 1996 and for the period
               from inception (September 9, 1988) through March 31, 1996..............    3

         Statement of Cash Flows
               for the three months ended March 31, 1995 and 1996
               and for the period from inception (September 9, 1988)
               through March 31, 1996.................................................    4

         Notes to the Unaudited Financial Statements..................................    5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations................................    7

PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K.......................................................    9

Signatures............................................................................    10

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)



                                                 December 31,       March 31,
                                                     1995             1996
                                               --------------   ---------------
ASSETS
Current assets:
   Cash and cash equivalents                   $   29,087,000   $   10,873,000
   Marketable securities                           41,366,000       55,454,000
   Interest receivable                                160,000          301,000
   Prepaid expenses and other current assets          172,000          303,000
                                               ---------------  ---------------

          Total current                            70,785,000       66,931,000

Fixed assets, net                                   2,166,000        2,090,000
Other assets                                           30,000           30,000
                                               ---------------  ---------------

                                               $   72,981,000   $   69,051,000
                                               ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            $      944,000   $      787,000
   Accrued expenses                                   588,000          622,000
   Current portion of obligations under
    capital leases                                    462,000          627,000
                                               ---------------  ---------------

          Total current liabilities                 1,994,000        2,036,000
                                               ---------------  ---------------

Obligations under capital leases                      569,000          757,000
                                               ---------------  ---------------

Commitments and contingencies
                                               ---------------  ---------------

Stockholders' equity:
   Common stock, $.01 par value;
    25,000,000 shares authorized;
    16,282,067 and 16,283,942 shares
    issued and outstanding at
    December 31, 1995 and March 31,
     1996, respectively                               163,000          163,000
   Additional paid-in capital                     116,797,000      116,809,000
   Deficit accumulated during the
    development stage                             (46,611,000)     (50,725,000)
   Valuation allowance for marketable
    securities                                         69,000           11,000
                                               ---------------  ---------------

                                                   70,418,000       66,258,000
                                               ---------------  ---------------

                                               $   72,981,000   $   69,051,000
                                               ===============  ===============

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                               Period from
                                                                                inception
                                              Three months ended            (September 9, 1988)
                                          March 31,         March 31,            through
                                           1995               1996            March 31, 1996
                                      ----------------   ---------------   ---------------------
Revenue:
 Option fees                          $       -          $       -         $          2,200,000
 Research and development
  revenue under collaborative
  agreements                                  -                  -                      955,000
                                      ----------------   ---------------   ---------------------

     Total revenue                            -                  -                    3,155,000
                                      ----------------   ---------------   ---------------------


Cost and expenses:
 Research and development:
  Related party                               547,000           534,000              13,344,000
  Other                                     2,972,000         3,766,000              37,921,000
 General and administrative                   504,000           599,000               7,498,000
                                      ----------------   ---------------   ---------------------

     Total costs and expenses               4,023,000         4,899,000              58,763,000
                                      ----------------   ---------------   ---------------------

Interest income                               253,000           796,000               5,050,000
Interest expense                              (15,000)          (11,000)               (163,000)
                                      ----------------   ---------------   ---------------------

                                              238,000           785,000               4,887,000
                                      ----------------   ---------------   ---------------------

Net loss                              $    (3,785,000)   $   (4,114,000)   $        (50,721,000)
                                      ================   ===============   =====================


Net loss per share                    $         (0.32)   $        (0.25)
                                      ================   ===============

Weighted average shares
 outstanding                               11,682,190        16,282,623
                                      ================   ===============

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                                                 Period from
                                                                                                  inception
                                                                                             (September 9, 1988)
                                                            Three months ended                     through
                                                   March 31, 1995        March 31, 1996        March 31, 1996
                                                   --------------      -----------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $  (3,785,000)      $     (4,114,000)    $       (50,721,000)
Adjustment to reconcile net loss to net cash
 used by operating activities:
   Interest expense related to demand notes
    converted into Series A mandatorily
    redeemable covertible preferred stock                  -                      -                      48,000
   Patent costs paid with junior convertible
    preferred and common stock                             -                      -                       3,000
   Depreciation and amortization                         163,000                207,000               1,872,000
   Decrease in capitalized patent costs                    -                      -                     563,000
   (Increase) decrease in interest receivable             92,000               (141,000)               (301,000)
   Increase in prepaid expenses                          (24,000)              (131,000)               (303,000)
   Increase (decrease) in accounts payable               (88,000)              (157,000)                787,000
   Increase in accrued expenses                           90,000                 34,000                 623,000
                                                   --------------    -------------------    --------------------

          Net cash used by operating activities       (3,552,000)            (4,302,000)            (47,429,000)
                                                   --------------    -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of available-for-sale marketable
 securities                                                -                (14,146,000)           (172,518,000)
Proceeds from sale/maturity of available-
 for-sale marketable securities                            -                      -                 106,063,000
Proceeds from maturity of held-to-maturity
 marketable securities                                 5,957,000                  -                  11,011,000
Purchase of fixed assets                                (117,000)              (131,000)             (3,837,000)
Increase in patent costs                                   -                      -                    (563,000)
Increase in other assets                                   -                      -                    (155,000)
                                                   --------------    -------------------    --------------------

          Net cash provided (used) by investing
           activities                                  5,840,000            (14,277,000)            (59,999,000)
                                                   --------------    -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale-leaseback of fixed assets               -                    480,000               2,313,000
Payments on obligations under capital leases            (110,000)              (127,000)               (929,000)
Net proceeds from issuance of mandatorily
 redeemable convertible preferred stock                    -                      -                  10,011,000
Proceeds from bridge notes                                 -                      -                     300,000
Proceeds from issuance of common stock                 9,136,000                 12,000             104,406,000
Proceeds from issuance of convertible notes
 payable                                                   -                      -                   2,200,000
                                                   --------------    -------------------    --------------------
          Net cash provided by financing
           activities                                  9,026,000                365,000             118,301,000
                                                   --------------    -------------------    --------------------
Net increase (decrease) in cash and cash
 equivalents                                          11,314,000            (18,214,000)             10,873,000

Cash and cash equivalents, beginning of period         3,368,000             29,087,000                  -
                                                   --------------    -------------------    --------------------

Cash and cash equivalents, end of period           $  14,682,000       $     10,873,000     $        10,873,000
                                                   ==============    ===================    ====================

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL DATA

     The interim financial data for the three month periods ended March 31, 1995 and 1996 and for the period from inception (September 9, 1988) through March 31, 1996 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1995 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1995 and March 31, 1996:

                                               December 31,   March 31,
                                                  1995          1996
                                             --------------- ------------
     Money Market                              $12,736,000   $ 1,838,000
     U.S. Government debt securities            16,292,000     8,597,000
                                             --------------- ------------

                                               $29,028,000   $10,435,000
                                             =============== ============

     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1995 and March 31, 1996 which are carried out at fair market value:

                           Maturity           Fair      Unrealized    Unrealized
                             term            value        gains         losses      Amortized cost
                    --------------------  ------------- ------------ ------------- ----------------
DECEMBER 31, 1995

U.S. Government
  debt Securities        within 1 year     $32,252,000   $23,000     $   -          $32,229,000

U.S. Government
  debt Securities      between 1-5 years     9,114,000    46,000         -            9,068,000
                                          ------------- ------------ ------------- ----------------

                                           $41,366,000   $69,000     $   -          $41,297,000
                                          ============= ============ ============= ================


                           Maturity           Fair      Unrealized    Unrealized
                             term            value        gains        losses       Amortized cost
                    --------------------  ------------- ------------ ------------- ----------------
MARCH 31, 1996

U.S. Government
  debt Securities        within 1 year     $45,392,000   $ 4,000       $(12,000)   $45,400,000
U.S. Government
  debt Securities      between 1-5 years    10,062,000    19,000         -          10,043,000
                                          ------------- ------------ ------------- ----------------

                                           $55,454,000   $23,000       $(12,000)   $55,443,000
                                          ============= ============ ============= ================

     Marketable securities which were purchased and sold in periods prior to adoption of FAS 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

3.   FIXED ASSETS

     Fixed assets consist of the following:

                                     Estimated
                                    useful life   December 31,     March 31,
                                      (years)         1995           1996
                                   ------------  -------------  -------------

Laboratory equipment                   4 - 5        $2,638,000     $2,673,000
Office and computer equipment          4 - 5           417,000        434,000
Leasehold improvements                 5 - 7           592,000        631,000
                                                 -------------  -------------

                                                     3,647,000      3,738,000

Less-accumulated depreciation and
amortization                                         1,481,000      1,648,000
                                                 -------------  -------------

                                                    $2,166,000     $2,090,000
                                                 =============  =============

In March 1996, the Company sold assets which had a net book value of $432,000 for $480,000 which were immediately leased back to the Company under a capital lease agreement. The gain resulting from these sales has been deferred and is being amortized to operations in proportion to the amortization of the related leased assets.

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 31,           March 31,
                                                  1995                  1996
                                             --------------        -------------
Accrued employee costs                            $ 372,000            $ 421,000
Accrued professional fees                           216,000              201,000
                                             --------------        -------------

                                                  $ 588,000            $ 622,000
                                             ==============        =============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Since its inception through March 31, 1996, the Company has incurred ongoing losses from operations and has cumulative losses as of March 31, 1996 totaling $50,721,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through March 31, 1996 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects that research and development and sales and marketing expenses will increase in connection with new product development and the creation of the Company's sales and marketing organization. Accordingly, the Company expects to continue to incur substantial losses for the foreseeable future.

THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1996

Research and development expenses were $3,519,000 and $4,300,000 for the three month periods ended March 31, 1995 and 1996, respectively. The increase is due to the advancement of clinical trial activity.

General and administrative expenses were $504,000 and $599,000 for the three month periods ended March 31, 1995 and 1996, respectively. The increase in general and administrative expense is due primarily to increased personnel costs and corporate activity.

Net interest income was $238,000 and $785,000 for the three month periods ended March 31, 1995 and 1996, respectively. The increase is due to a higher balance of cash available for investment.

The net loss was $3,785,000 and $4,114,000 for the three month periods ended
March 31, 1995 and 1996, respectively.   The change reflects the continued
increase in research and development activity levels. The net loss per share decreased from $0.32 for the three months ended March 31, 1995 to $0.25 for the three months ended March 31, 1996. The change reflects a higher number of weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for funds have increased from period to period as it has increased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the development, clinical, regulatory and marketing aspects of its products, the extent to which it proceeds, if at all, by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements through at least mid-1998. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy, and its business will be materially adversely affected.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 1995, and March 31, 1996, the Company's cash and cash equivalents and marketable securities totaled $70,453,000 and $66,327,000, respectively. Current liabilities at December 31, 1995, and March 31, 1996 were $1,994,000 and $2,036,000, respectively.

                                AUTOIMMUNE INC.



PART II - OTHER INFORMATION


Item 6(b) - REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.



SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AUTOIMMUNE INC.




Date:  May 8, 1996       /s/ Robert C. Bishop
                         -------------------------------------
                         Robert C. Bishop
                         President and Chief Executive Officer



                         /s/ Michael W. Rogers
                         -----------------------------------------------
                         Michael W. Rogers
                         Vice President, Chief Financial Officer and Treasurer