Form 10-K
period 1995-12-31
AUTOIMMUNE INC
filed 1996-06-12
CIK 879106

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995.

                                AUTOIMMUNE INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                13-348-9062
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)

   128 Spring Street, Lexington, MA                      02173
(Address of principal executive offices)              (Zip Code)

                                (617) 860-0710
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                  Name of each exchange
                                                     on which registered.
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /______/

     On March 18, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $145,455,969. As of March 18, 1996, there were outstanding 16,283,942 shares of the registrant's Common Stock, $0.01 par value.

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of the Company's definitive Proxy Statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1995 are incorporated by reference into Part II hereof as provided therein.

                                    PART I

Item 1.  Business

Overview

     AutoImmune Inc. (the "Company" or "AutoImmune") is a biopharmaceutical company developing a new class of orally administered pharmaceutical products for the treatment of autoimmune and other cell-mediated inflammatory diseases and conditions. The Company is conducting clinical trials for the following products: Myloral/(R)/, for the treatment of multiple sclerosis ("MS"), Colloral/(R)/, for the treatment of rheumatoid arthritis, and AI 300, for the treatment of uveitis. A fourth product, AI 401, for the treatment of Type I diabetes, is entering Phase II clinical trials funded by the Company's collaborator, Eli Lilly and Company ("Lilly"). The Company believes, based on preclinical and clinical data, that its proprietary approach to therapy can induce tissue-specific immunosuppression without toxicity or significant side effects. Additional clinical and commercial advantages of this approach include the ability to administer products orally (the preferred method of treating chronic diseases) and the potential application to a variety of inflammatory diseases and conditions.

     All of the Company's products are based upon the principles of oral tolerance. Oral tolerance utilizes natural immune system mechanisms associated with the gut (the small intestine). These mechanisms allow the body to accept orally ingested proteins by suppressing the immune response that would otherwise arise against a foreign substance. This suppression can be directed toward a tissue under attack by the body's own immune system, which occurs in an autoimmune disease, through appropriate selection and dosing of the protein in an orally delivered product.

     AutoImmune believes it is the leading company developing pharmaceutical products based upon the principles of oral tolerance. The status of each of AutoImmune's principal products in clinical trials is as follows:

     Myloral----AutoImmune is conducting a two-year Phase III pivotal multi-center trial in 515 patients to investigate the use of Myloral in treating MS. Enrollment in the trial concluded in March 1995 and the last patient visit will occur in March 1997. The primary endpoint is the reduction in frequency of attacks in relapsing/remitting MS. This Phase III trial follows the conclusion of a 30 patient double-blind Phase I/II trial that showed positive results.

     Colloral----To date, AutoImmune has completed four human clinical trials of Colloral in over 350 patients to investigate its use in treating rheumatoid arthritis. In July 1995, the Company announced the results of its Phase II dose ranging clinical trial involving 274 patients with severe, active rheumatoid arthritis. The data showed that patients receiving the 20 microgram dose of Colloral demonstrated statistically significant improvement compared to patients receiving placebo as measured by the Paulus criteria, a commonly used method to discriminate between drug and placebo response in rheumatoid arthritis trials. Colloral was safe and well tolerated by patients at all dose levels. In anticipation of Phase III pivotal trials, the Company is beginning additional Phase II trials in the first half of 1996 to further refine dosage using material produced by the Company's manufacturing process and to gather additional data for use in designing Phase III trials.

     AI 401----The Company has completed a successful Phase I safety study of AI 401 to treat autoimmune-mediated (Type I) diabetes. In December 1994, the Company entered into a collaborative agreement with Lilly under which Lilly will be responsible for all further clinical trials, commercialization and manufacturing of the Company's autoimmune-mediated diabetes products.
AutoImmune will receive payments based on milestones achieved as well as royalties based on sales. The Company expects Lilly to initiate Phase II clinical trials of AI 401 during 1996.

     AI 300----The Company is developing AI 300 for the treatment of uveitis, a disease of the eye. The Company conducted a Phase I/II clinical trial in 45 patients in conjunction with the National Eye Institute of the National Institutes of Health. Results of the trial are expected to be available in the second quarter of 1996.

     AutoImmune diseases represent a major worldwide health care problem in terms of the number of people affected. The Company believes that each of these products under development offers the potential for a therapeutic breakthrough.

     The Company was incorporated in Delaware in September 1988 as AutoImmune Technologies, Inc. The Company changed its name to AutoImmune Inc. in July 1991. The executive offices of AutoImmune are located at 128 Spring Street, Lexington, Massachusetts 02173, and its telephone number is (617) 860-0710.


Strategy

     The Company's objective is to become a leading provider of therapeutic products to treat immune system disorders. The key elements of the Company's strategy include the following:

     Focusing on Myloral and Colloral. The Company is concentrating a significant portion of its resources on its two most advanced products, Myloral and Colloral. More than seven million people worldwide suffer from multiple sclerosis or rheumatoid arthritis, the diseases addressed by Myloral and Colloral, and current therapies for these diseases have significant limitations. The Company has retained all rights to Myloral and Colloral. AutoImmune currently plans to evaluate all of its options for these products, including independently developing and marketing one or both of these products or seeking to enter into licensing arrangements, exclusive marketing agreements in specific foreign markets or joint ventures with established pharmaceutical companies with respect to one or both of these products.

     Leveraging the Company's Technology Platform. The Company believes its technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. In addition to Myloral and Colloral, the Company has several other products in various stages of development, including products to treat Type I diabetes and uveitis. The Company plans to seek licensing arrangements, joint ventures or other collaborative agreements to assist in financing the development of one or more of these products. One result of this strategy is the Company's collaboration with Lilly for the development and commercialization of its products to treat autoimmune-mediated diabetes.

     The Company continues to develop the technology underlying oral tolerance therapy through research conducted primarily at The Brigham and Women's Hospital, a teaching hospital affiliated with Harvard Medical School. This research is designed to further the Company's understanding of the mechanisms of oral tolerance with the goals of increasing the effectiveness of the Company's products and exploring new therapeutic applications for this technology.

     Protecting the Company's Competitive Position. From its inception, the Company has sought to establish a strong proprietary position. As of December 31, 1995, the Company had pending 22 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to nine U.S. and foreign patents. The European Patent Office has granted a patent which the Company owns covering the use of pharmaceuticals containing autoantigens to treat a group of human autoimmune diseases, and the United States Patent Office has issued a patent to the Company covering the use of Colloral to treat rheumatoid arthritis in humans. In addition, the Company expects that Orphan Drug status may provide increased proprietary protection for certain of its products. The Company has received Orphan Drug status for Myloral for the treatment of MS, for Colloral for the treatment of juvenile rheumatoid arthritis, and for AI 300 for the treatment of uveitis. In addition, the Company anticipates that the United States Food and Drug Administration (the "FDA") will classify its products as "biologics." If the Company's products are so classified, there is no provision for rapid approval of generic competitors after the expiration of any proprietary protection the Company receives.

     Minimizing Costly Infrastructure and Capital Investment. From its inception, the Company has sought to conserve its financial resources. The Company's early research was conducted at The Brigham and Women's Hospital, and the Company did not begin to hire employees in significant numbers until 1993. The Company has made extensive use of external resources, such as clinical research organizations and consultants. The Company believes it will be able to minimize costly infrastructure by continuing the use of external resources where appropriate.


Autoimmune Diseases

     The human immune system is the major biological defense mechanism responsible for recognizing and fighting disease. The immune system distinguishes foreign substances (antigens) from the body's tissue and rids the body of a wide variety of disease-causing antigens such as bacteria and viruses. T cells, which circulate in the blood, are a major component of this system. There are several types of T cells, which play a critical role in recognizing antigens, carrying out the immune response, and regulating the resulting chain of events. These include "helper" T cells, which release factors to amplify the immune response; "killer" T cells, which attack and destroy other cells displaying the targeted antigen; and "regulatory" T cells, which release factors to down-regulate or suppress the immune response and keep it in control.

     Autoimmune diseases are generally believed to be a result of an inappropriate response of the immune system. In many autoimmune diseases, the helper and killer T cells go awry and attack the body's healthy tissues. T cells which act in this manner are called autoreactive T cells. These T cells appear to target the antigenic substances present in specific tissues (autoantigens). The antigenic substances differ depending upon the disease and may change over the course of a disease. In some diseases, the antigenic substances have not been characterized, while in others a number of substances have been found, but the particular role of each has not been identified.

     Autoimmune diseases, which may be crippling or fatal, can strike virtually any tissue or organ. The particular disease that occurs depends upon which healthy tissue is attacked. For example, if the tissue attacked is the brain, multiple sclerosis results; if synovial tissue in joints is the target, rheumatoid arthritis results. Type I diabetes occurs when certain pancreatic cells are the target, and uveitis occurs when cells of the uvea, the middle, vascular layer in the eye, are attacked.

     There is currently no method known for curing autoimmune diseases. They are chronic and require lifelong treatment. Treatments tend to fall into two major categories. The first category involves compounds for palliative treatment, such as anti-inflammatory agents and pain killers for rheumatoid arthritis, or insulin for diabetics. In some forms of the diseases, there is no acceptable method of treating even the symptoms. The second category involves the administration of non-specific immunosuppressants, which indiscriminately shut down multiple parts of the immune system. These immunosuppressants usually have serious toxicity and side effect problems with long-term use.

     While there are numerous cell-mediated autoimmune diseases, the Company is at present developing products for four: multiple sclerosis, rheumatoid arthritis, Type I diabetes, and uveitis (or uveoretinitis). Multiple sclerosis is a chronic inflammatory disease of the central nervous system that results from damage to myelin, a substance that encircles and insulates nerve fibers. Symptoms include impaired mobility, visual impairment, slurred speech, sexual dysfunction and poor bladder control. Rheumatoid arthritis is a chronic disease in which the body's immune system attacks synovial tissue in joints, resulting in a progressive, painful inflammation of the joints, along with crippling deformation of the hands, feet, hips, knees and shoulders. In advanced phases of the disease, symptoms include severe pain, body disfiguration and loss of mobility. The autoimmune form of diabetes (Type I, also known as juvenile or insulin-dependent diabetes) is the result of the body's immune system destroying the insulin-producing islet cells in the pancreas. The result of this attack is a lifelong, highly dangerous form of the disease that, after onset, can only be controlled by administration of insulin. Although insulin treatment controls the metabolic abnormalities of the disease, it does not always prevent major debilitating effects, which can include neural degeneration, chronic pain, arteriosclerosis, loss of limbs due to peripheral vascular disease, blindness and kidney failure. In its most severe form, diabetes can result in death. The autoimmune form of uveitis is a chronic, degenerative eye disease, resulting in inflammation, discoloration and ultimately blindness.

     In addition, AutoImmune is developing a product for the treatment of transplant rejection which, while not an autoimmune disease, involves similar mechanisms of action. As a result, the Company believes that its approach may provide an effective therapy for this clinical condition.

     The Company has directed its efforts in these areas because each of these diseases and conditions is mediated by the T cells in the immune system, and thus is well suited to AutoImmune's oral tolerance approach, which suppresses T cell activity. No completely satisfactory treatment currently exists for any of these conditions.


The Company's Technology

     AutoImmune's products are based upon the principles of oral tolerance.
Oral tolerance utilizes the natural immune system mechanisms associated with the gut (the small intestine). These mechanisms allow the body to accept ("tolerate") orally ingested proteins by actively suppressing the immune response that would otherwise arise against a foreign substance. In a series of extensive research studies directed by Dr. Howard Weiner, who is one of the Company's principal scientific advisors, it was shown that, when properly activated, these mechanisms can be used to treat autoimmune disorders by selectively suppressing the immune system. This discovery forms the basis of the Company's products and patent claims. See "Patents and Proprietary Rights."

     The Company's method uses therapeutic substances -- antigenic proteins or derivatives thereof found in the organs attacked by each disease -- which are delivered orally and disassembled in the gut by the normal digestive processes. Specific fragments of these substances (peptides) attach to antigen-presenting cells on the surface of the gut. The cells involved are those associated with Peyer's Patches, which are groupings of immune system cells surrounding the gut that have been reported to induce immune tolerance. This triggers the immune system to initiate a chain of events that results in the creation of regulatory T cells that migrate through the blood and lymph system to suppress or down-regulate the immune response at the targeted organ, thereby mitigating the disease. This suppression can be directed toward the tissue under attack in an autoimmune disease by appropriate selection and dosing of the protein in an orally-delivered product.

     AutoImmune has completed a wide range of human, animal and in vitro tests relating to the oral administration of its products in a variety of disease indications. The Company believes these experiments have demonstrated that selective immune system tolerance can be induced by oral administration of antigens, suppressing undesirable immune system attacks against healthy tissue without suppressing the entire immune system.

     AutoImmune's research has indicated that identification of the precise autoantigen for a disease may not be necessary to develop an effective treatment based on oral tolerance. Research has shown that oral tolerance induced by one organ-specific protein is capable of suppressing autoreactive T cells that are attacking a different protein in the same organ. The Company refers to this phenomenon as "bystander suppression," and has filed a patent to protect its rights to this discovery. In particular, bystander suppression allows an oral tolerance treatment to be effective even if the autoantigen is not precisely identified or changes during the course of a disease (an effect known as "determinant spreading").

     In contrast to existing treatments, which are limited to treating only the symptoms of autoimmune disease or which run the risks and side effects of shutting down the entire immune system, the Company's products are intended to interrupt the disease process and be specific to each disease. Moreover, because of the apparent freedom from significant side effects enjoyed by AutoImmune's products, the Company believes they may be prescribed earlier in the disease process than is now customary, and thus may allow patients to avoid most or all of the debilitating effects of autoimmune diseases. The Company believes its approach of developing products to induce the activation of regulatory T cells in order to suppress disease distinguishes it from most others currently conducting autoimmune disease research.

     The Company's approach offers a number of important clinical and commercial advantages:

     Adverse Reactions Unlikely. The Company believes that since the therapeutic substances it is developing are protein-based products taken in small quantities, are digested like normal foodstuffs and stimulate natural functions, they are unlikely to cause adverse reactions. AutoImmune's human studies to date have shown a lack of both toxicity and significant side effects, which the Company believes may expedite the regulatory process.

     Tissue-Specific Immunosuppression. The Company's oral tolerance technique utilizes the immune system itself to generate natural immunosuppression in the specific tissue(s) attacked by a disease. It does not down-regulate the entire immune system.

     Oral Delivery. AutoImmune's products will be administered orally, the preferred method of treating chronic diseases. Other forms of immunotherapy which are being marketed or are known by the Company to be in development by competitors are likely to require chronic intravenous or intra-muscular administration.

     Broad Application. The Company believes that, in addition to the diseases and conditions on which it has been working to date, its oral tolerance approach potentially could be applied to the treatment of a variety of other inflammatory diseases and other clinical conditions, including psoriasis and Alzheimer's disease.


Principal Products in Development

     AutoImmune has products in various stages of development for treating multiple sclerosis, rheumatoid arthritis, Type I diabetes, uveitis and transplant rejection. The chart set forth below describes the stage of development of each of the Company's principal products.

- -----------------------------------------------------------------------------------------------
                          PRINCIPAL PRODUCTS IN DEVELOPMENT

     Product        Disease/Condition                      Development Status
     -------        -----------------                      ------------------
     Myloral        Multiple Sclerosis          Phase III pivotal trial in progress

     Colloral       Rheumatoid Arthritis        Multi-center Phase II dose ranging study
                                                completed; further Phase II trials, including
                                                a dose refinement study, beginning in the
                                                first half of 1996

     AI 401         Type I Diabetes             Phase II trials to start in 1996

     AI 300         Uveitis                     Phase I/II trial completed; results expected in
                                                the second quarter of 1996

     AI 502         Transplant Rejection        Phase I/II trial planned for 1996
- -----------------------------------------------------------------------------------------------

  Multiple Sclerosis. Myloral, AutoImmune's proprietary oral formulation of bovine myelin for the treatment of multiple sclerosis, is currently in a double-blind placebo-controlled Phase III clinical trial under a Company-sponsored Investigational New Drug permit ("IND"). This pivotal trial, designed with the FDA, encompasses 515 patients during a two-year observation period, making it one of the largest therapeutic studies ever conducted on MS. Enrollment in this trial was completed in March 1995, less than 12 months after initiation. As of December 31, 1995, a total of 450 of these patients had completed their first of two years in this trial. The last patient visit will occur in March 1997. The trial is intended to demonstrate that Myloral reduces the frequency of attacks in relapsing/remitting MS. Clinical observations will be supplemented by data from MRI scans. The patients are stratified into subpopulations based on gender, as well as genetic factors associated with immune response, to permit subgroup analysis and thus determine appropriate labeling. In addition, a pharmacoeconomic study is being simultaneously conducted to analyze the potential savings in healthcare costs from the use of Myloral. In this study, which will be based on the patients enrolled in the Phase III trial, the cost of health-care associated events, such as hospitalizations, health professional services, disease-related equipment and sick days, will be collected throughout the study to compare the differences, if any, between the Myloral and the placebo groups.

  The clinical proof of principle study for Myloral was a Phase I/II trial on 30 patients at The Brigham and Women's Hospital. This trial demonstrated positive clinical and immunological effects, especially for certain patient subgroups. Results of this trial were published in the journal Science on February 26, 1993. Overall response rates and safety profiles of patients from this study who have continued on Myloral, some up to five years, remain favorable. AutoImmune has received Orphan Drug designation for Myloral.

  Approximately 350,000 persons in the United States suffer from MS, of which approximately 45% have relapsing/remitting MS. The patients in the Phase III pivotal trial of Myloral suffer from relapsing/remitting MS. Approximately one-third of individuals with MS stabilize and never reach a severe stage; others have multiple acute attacks as frequently as two to three times a year. In its most severe form, the disease is relentlessly progressive and can result in complete disability within ten years. Since the early 1980s, non-specific immunosuppressants, such as cyclophosphamide and azothioprine, have been used with occasional success to slow the progression of this disease in some patients. None of these treatments is capable of stopping MS attacks or halting the progression of the disease without exposing patients to potentially serious side effects. In 1993, the FDA approved the first human recombinant form of beta interferon for relapsing/remitting MS, and later that year, Berlex began commercial marketing of this product. This injectable product is indicated for reduction of the frequency of MS exacerbations, but has side effects such as flu-like symptoms and injection site reactions. Two additional companies filed applications with the FDA in 1995 for approval of injectable products to treat relapsing/remitting MS.

  Rheumatoid Arthritis. Colloral, AutoImmune's proprietary oral formulation of Type II collagen, is undergoing a series of Phase II human clinical trials. These studies are designed to build the clinical database required for regulatory approval. More than 350 patients have been involved in the four Colloral trials completed to date.

  In June 1995, under a physician-sponsored IND, the Company completed a six-month, six-center double-blind Phase II clinical trial involving 274 patients with severe, active rheumatoid arthritis. The goal of this study was to identify the optimal dose(s) for testing in pivotal Phase III clinical trials. Patients participating in this study who were not on placebo received a constant dose of 20, 100, 500 or 2,500 micrograms of Colloral per day. Analysis of the results of the study showed that patients receiving the 20 microgram dose of Colloral demonstrated statistically significant improvement compared to patients receiving placebo as measured by the therapeutic response standard known as the Paulus criteria. Results of the study also demonstrated that patient improvement increased as the dosage of Colloral decreased. Colloral was safe and well tolerated by patients at all dose levels. The Paulus criteria, a commonly used method to discriminate between drug and placebo response in rheumatoid arthritis, require that patients achieve at least four of the following six levels of response: 20% or greater improvement in tender joint score, swollen joint score, morning stiffness, or sedimentation rate, and 40% or greater improvement in patient and physician global scores. The intent-to-treat, ever-response analysis showed 39% of patients given the 20 microgram dose of Colloral met this standard, compared with 19% of patients receiving placebo. The data were controlled for confounding variables. No patient met all criteria for complete remission of disease. The results of this study were presented in October 1995 at the National Scientific Meeting of the American College of Rheumatology.

  The Company is beginning additional Phase II trials in the first half of 1996 under a Company-sponsored IND to further refine dosage using material produced by the Company's manufacturing process and to gather additional data for use in designing Phase III trials.

  Drugs for rheumatoid arthritis are given chronically and, as a result, long-term safety data are required for approval of all new drugs. AutoImmune has begun to generate long-term safety data on Colloral through an open label continuation trial with patients who have participated in the development program. As of March 1, 1996, of the 237 patients who entered the continuation trial, 155 patients were remaining in the trial.

  Prior to the Phase II trial, three clinical studies had been conducted to provide preliminary efficacy data for Colloral. The key study, conducted by Beth Israel Hospital researchers and published in the September 1993 issue of Science, was a double-blind, placebo-controlled three-month trial involving 60 patients. This trial followed a three-month, 10-patient, open label trial, also conducted at Beth Israel Hospital. In addition, Harvard researchers conducted a 10-patient pilot trial in patients with juvenile rheumatoid arthritis ("JRA"). The results of the JRA study were presented in May 1995 at the joint Annual Meeting of the Association of American Physicians, American Society for Clinical Investigation and American Federation for Clinical Research. AutoImmune has received Orphan Drug designation for Colloral for the treatment of JRA.

  It is estimated that 1% of the worldwide population suffers from rheumatoid arthritis. In the United States, 2.1 million patients currently seek treatment for rheumatoid arthritis, including 71,000 patients with JRA. There is no known cure, but several approaches are used in an attempt to alleviate two major symptoms of the disorder, pain and inflammation. A number of pain relievers are widely used, but most have undesirable side effects. Similarly, a wide variety of anti-inflammatory agents, ranging from aspirin to nonsteroidal anti-inflammatory ("NSAIDS") pharmaceuticals, are used with varying degrees of success. The NSAIDS used to alleviate pain and inflammation have undesirable gastrointestinal side effects that limit their use. None of the available NSAIDS work with consistent efficacy on all types of patients. Broad immunosuppressants are also used to treat rheumatoid arthritis but toxicity limits their use.

  Type I Diabetes. In August 1994, AutoImmune concluded a successful Phase I safety trial of AI 401, a recombinant human protein. This trial was conducted at Joslin Diabetes Center ("Joslin") in Boston and at the Barbara Davis Center in Denver, under a physician-sponsored IND. The Company previously concluded a series of animal studies at Joslin with respect to the efficacy of animal-derived proteins in treating Type I diabetes. These studies have shown that such proteins can suppress the disease in an animal model of Type I diabetes.

  In December 1994, the Company entered into a collaborative agreement with Lilly with respect to the Company's diabetes products. Under this agreement, the Company granted to Lilly exclusive worldwide patent rights to its current and any future oral tolerance products for autoimmune-mediated diabetes in return for payments aggregating $20 million if certain milestones are achieved and for royalties based on sales. A significant portion of the milestone payments are creditable against royalties. AutoImmune has royalty-bearing, non-exclusive rights outside the area of autoimmune-mediated diabetes to all developments by Lilly in the field of oral tolerance. Lilly is responsible at its expense for conducting all clinical trials and making all regulatory submissions and product registrations. Lilly may terminate the agreement at any time, in which event it will lose all rights to the products. The Company anticipates that Lilly will begin Phase II clinical trials of AI 401 in patients with Type I diabetes during 1996. The expenses of development and approval of AI 401, estimated by the Company to be $20 million, will be paid by Lilly.

  The National Institutes of Health ("NIH") has announced its intention to study oral and subcutaneously delivered insulin and another therapy for the prevention of Type I diabetes in a large multi-center trial. More than 60,000 individuals have been screened for this trial by the NIH.

  Approximately 1,000,000 people in the United States suffer from Type I diabetes. It is estimated that there are 50,000 new patients diagnosed with this disease each year. There is no known way of curing Type I diabetes; at best it can be controlled. In addition, because insulin is a large protein that is not appreciably absorbed through the gut, it must be administered intravenously or intra-muscularly, rather than orally. The limitations of the treatment delivery system and the inconsistency of the therapeutic results have led to major efforts to discover effective new methods of treatment. The Company believes that the preferred therapeutic approach would be an oral treatment such as the Company's which could prevent the onset of the disease (and the related destruction of the insulin-producing cells) in susceptible populations. Methods to pre-screen persons who are genetically susceptible to Type I diabetes are being developed by others. AutoImmune expects that individuals who have been diagnosed in the early stages of Type I diabetes, as well as those who may be identified through such pre-screening, will constitute the primary market for AutoImmune's diabetes product.

  Uveitis. A 45-patient placebo controlled Phase I/II clinical trial of AI 300 for uveitis has been completed and the Company expects data from this trial to be available in the second quarter of 1996. This trial is being conducted under the sponsorship of the Company pursuant to a Collaborative Research and Development Agreement ("CRADA") with the National Eye Institute of the NIH. The Company has received Orphan Drug designation for AI 300. In addition, AutoImmune is conducting research on AI 301, a product based upon recombinant protein, for treating uveitis. The Company expects that AI 301 is the product most likely to be tested in future clinical trials because a recombinant product for this disease is likely to be manufactured at a significantly lower cost than a product based on animal protein.

  Although uveitis can be caused by other factors such as external irritants, the autoimmune form of the disease is particularly severe. Doctors have used non-specific immunosuppressants, such as corticosteroids and cyclosporin, on uveitis patients. Results, however, have not been consistent and serious side effects may occur.

  Transplant Rejection. AutoImmune has conducted preclinical studies in the area of transplant rejection at The Brigham and Women's Hospital. These initial studies have shown positive preliminary results in the suppression of the rejection reaction using peptides. The Company plans to initiate a Phase I/II clinical trial in the area of transplant rejection in 1996.

  Although not an autoimmune disease, the rejection of a transplanted organ by its new host is of interest to the Company since this phenomenon involves a similar cell-mediated mechanism of action. For certain diseases such as end-stage kidney, heart and liver failure, transplantation of donated organs is the only means of keeping the patient alive. Two factors, however, have served to limit the effectiveness of this approach. One factor is lack of donor organs, while the other is the rejection of the transplanted organ as a foreign body by the patient's immune system. The availability of the drug cyclosporin, which suppresses the host's entire immune system, has significantly changed the nature of organ transplantation in recent years. While this drug has allowed transplantation to become a much more widespread clinical procedure, cyclosporin is a powerful, non-specific immunosuppressant that has severe side effects, especially in the kidneys, and exposes the patient to attacks from other diseases and opportunistic infections. The Company believes that its approach offers selective immunosuppression with a lack of toxicity or significant side effects. Approximately 36,000 organ transplants are performed annually worldwide.

Additional Products and Research Programs

  The Company's other products in development utilize recombinant human proteins and/or peptides, which may offer significant improvements from both clinical and commercial perspectives. The Company has begun preclinical studies on AI 101, a second generation product for the treatment of MS, which is based on recombinant protein. Studies completed to date on AI 102, which is based upon synthetic peptide fragments, demonstrated suppression of MS in animal models. In addition, the Company is developing AI 201, a recombinant human form of Colloral, and has conducted animal tests of AI 202, a peptide, both of which may provide second generation products for treating rheumatoid arthritis. The Company entered into a joint research project with Pharming B.V., of Leiden, The Netherlands, to evaluate human collagen, produced in the milk of transgenic animals, in animal models of rheumatoid arthritis. Following assessment of the preclinical results, the companies will evaluate the opportunities for a more extensive collaboration.

  Recombinant human proteins and their derivatives are likely to be more effective in humans than animal proteins because of genetic homology. Genetically engineered products may increase the efficacy and enhance the proprietary position of the Company's products. The Company also believes that, in some cases, recombinant proteins, peptides and synthetic analogues may be manufactured at lower cost and may allow lower dosages than animal proteins.

  In addition to the products it currently is developing, AutoImmune has several research programs involving possible future products or methods of delivery.
The Company believes its oral tolerance approach may lead to treatments for cell-mediated inflammatory diseases in addition to those it is currently studying. For example, the Company is conducting research on products to treat other diseases, including psoriasis and Alzheimer's disease.


Manufacturing

  All of the Company's products for clinical and commercial use must be produced under controlled conditions and under current FDA Good Manufacturing Practices ("GMP"). To ensure compliance with GMP requirements, the Company will be required to establish sufficient technical staff to oversee all production operations, including quality control, quality assurance, technical support and manufacturing management. To the extent the Company relies upon contract manufacturing arrangements, the Company will depend upon third parties to produce and deliver products in accordance with GMP.

  The Company has obtained the small amount of products required for clinical trials from contract manufacturing companies. In parallel, the Company has developed its own commercial manufacturing processes for Myloral and Colloral. The Company has established a long-term contract manufacturing arrangement with Scientific Protein Laboratories ("SPL"), a subsidiary of American Home Products, under which the Company is able to obtain, through SPL's facilities, clinical and early commercial quantities of bulk Myloral produced using AutoImmune's manufacturing process. The Company has also established a long-term contract manufacturing arrangement with Global Pharm of Toronto, Canada for the encapsulation and packaging of Myloral. In addition, the Company has begun manufacturing Colloral for use in its next Phase II trials and intends to build a pilot facility to manufacture Colloral in bulk form while continuing to meet its filling, labeling and packaging requirements through arrangements with third parties. The Company will continue to evaluate whether to manufacture bulk product and finished dosage forms for all of its products through contract suppliers, by leasing space in an existing facility, or by establishing its own facility on a product-by-product basis.

Marketing and Sales

  In order to market any of its products directly, the Company must develop a marketing and sales organization. Because none of the Company's products is expected to be commercially available for several years, the Company has not begun to establish a marketing department and sales force. The Company may elect to enter into agreements with established pharmaceutical companies with respect to the marketing of one or more of its products. Such agreements may be exclusive or non-exclusive and may provide for marketing rights worldwide or in specific markets.


Collaborative Research Agreements

  During the early stages of its development, the Company chose to operate through a variety of agreements with medical research institutions.
AutoImmune's agreements with The Brigham and Women's Hospital and other leading medical research institutions, together with the advantages of the oral tolerance mechanism, have allowed the Company to conduct pilot human studies and demonstrate the potential utility of its technique in a number of diseases at a comparatively early stage of the Company's development. Although the Company is expanding its research and development effort, it plans to continue working with research institutions.

  The Brigham and Women's Hospital. The Brigham and Women's Hospital ("BWH"), a teaching hospital affiliated with Harvard Medical School, has been performing sponsored research for the Company since 1988. The current agreement extends until June 30, 1997 and is automatically renewed for successive two-year periods unless one year's prior written notice is given. The current research budget at BWH provides for expenditures by AutoImmune of approximately $1,722,000 during the twelve months ending June 30, 1996. Under certain circumstances, the Company may reduce its level of expenditures. The Company will own or have exclusive rights to all inventions, improvements and discoveries made at BWH and resulting from the research program, subject to certain rights retained by the U.S. government in any patentable invention conceived or first reduced to practice using federal funds. The Company will pay to BWH a royalty on all products sold by the Company and subject to a patent covering an invention developed under the research program or as to which rights were acquired by the Company from BWH, and a percentage of any royalties received by AutoImmune with respect to sales of such products by others. BWH also will receive a percentage of any milestone payments which the Company is entitled to receive from licensees or other transferees of such a patent after the first commercial sale of a product covered by a patent. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

  BWH is a shareholder of the Company. Both of the scientists who made the discoveries which led to the founding of AutoImmune are affiliated with BWH.

  National Eye Institute. The National Eye Institute ("NEI") is party to a CRADA with AutoImmune and BWH pursuant to which clinical trials of AutoImmune's uveitis product are being conducted. The agreement runs through June 30, 1996. The NEI is a co-owner with AutoImmune of a patent application directed to the use of oral tolerance to treat uveitis. The NEI has granted BWH an exclusive commercialization license for any and all products or processes developed pursuant to the CRADA (including the uveitis patent application) in exchange for one-half of any royalties with respect to uveitis products collected by BWH pursuant to its agreement with the Company. BWH has in turn granted the Company an exclusive commercialization license with respect to all such technology.

  Joslin Diabetes Center. Joslin Diabetes Center, a research and educational institution affiliated with New England Deaconess Hospital and Harvard Medical School, has performed research funded by AutoImmune pertaining to oral tolerance therapy in diabetes. All proprietary technology developed during the research program is the property of AutoImmune. In January 1995, the Company exercised its right to terminate the funding of future research under this agreement. Joslin will receive a royalty based on net sales of products by the Company which are subject to a patent covering an invention developed under the research program with the Company and on which patent the name of a Joslin medical staff member or employee appears, and a percentage of any royalties received by AutoImmune with respect to sales of such products by others. Joslin also receives a percentage of any milestone payments which the Company is entitled to receive from licensees or other transferees of such a patent after the first commercial sale of a product covered by the patent.


Patents and Proprietary Rights

  The establishment of a strong proprietary position is an important element of AutoImmune's strategy. As of December 31, 1995, the Company had pending 22 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to nine U.S. and foreign patents. The European Patent Office has granted a patent which the Company owns covering the use of pharmaceuticals containing autoantigens to treat a group of human autoimmune diseases, and the United States Patent office has issued a patent to the Company covering the use of Colloral to treat rheumatoid arthritis in humans.

  The Company also owns a patent application originally filed by BWH for the treatment of autoimmune diseases by oral administration of autoantigens, including a number of specific patent claims directed to treatment of multiple sclerosis. The disclosure contained in this initial patent application has been significantly expanded in a chain of successor applications. There can be no assurance, however, that these patents will be granted or that the Company will succeed in developing additional products that are patentable.

  The Company has also applied for patents, or acquired rights to patent applications, covering oral tolerance methods of treating or preventing other specific autoimmune diseases and related conditions, including uveitis, Type I diabetes, transplant rejection and various skin disorders, including psoriasis. It has also filed applications that claim tolerization treatment of autoimmune diseases by inhalation of autoantigens in aerosol form, use of synergizing compounds to enhance the treatment of autoimmune disorders, specific peptides thought to be involved in multiple sclerosis, and bystander suppression, by which oral tolerance can be induced without identifying the specific antigen causing an autoimmune disease.

  There can be no assurance that patent applications owned by, or licensed to, the Company will issue or that, if issued, the Company's patents will be valid or that they will provide the Company with meaningful protection against competitors or with a competitive advantage. There can be no assurance that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company and there can be no assurance that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed upon or circumvented by others. In particular, if the Company is unable to obtain issuance of a patent with broad method-of-use claims with respect to oral tolerance treatment of autoimmune diseases, a competitor may be able to design around the Company's patent rights by employing a treatment using an antigen that is not covered by the Company's patents.

  Much of the Company's know-how and technology may not be patentable. To protect its rights, the Company requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, the Company's business may be adversely affected by competitors who independently develop competing technologies, especially if the Company obtains no, or only narrow, patent protection.

  Lastly, there can be no assurance that third-parties will not bring suit against the Company for patent infringement or for declaratory judgment to have the Company's patents declared invalid.

Competition

  The pharmaceutical industry is highly competitive, and research on the causes of and possible treatments for autoimmune diseases is developing rapidly. The Company competes with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop and market products based on the application of new technologies to the treatment of autoimmune diseases. A significant amount of research in the field is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

  The Company is pursuing areas of product development in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's potential products becoming obsolete or non-competitive.

  For additional information concerning products developed and under development by the Company's competitors to treat multiple sclerosis and rheumatoid arthritis, see "Principal Products in Development-Multiple Sclerosis" and "- Rheumatoid Arthritis."


Government Regulation

  The manufacturing and marketing of the Company's products and certain areas of its research are subject to regulation for safety and efficacy by numerous government authorities in the United States and other countries. Domestically, the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. There can be no assurance that the Company will ever obtain the government approval necessary to make commercial sales of any of its products.

  Further, the FDA may grant Orphan Drug status, under the Orphan Drug Act, to therapeutic agents which are intended to treat a "rare disease or condition," which is generally described as a disease or condition that affects fewer than 200,000 individuals in the United States, but also includes multiple sclerosis and certain other diseases. Orphan Drug status confers upon the sponsor tax credits for the amounts expended on clinical trials, as well as marketing exclusivity for the proposed therapeutic indication for a period of seven years following approval of a New Drug Application ("NDA") or Product License Application ("PLA"). This status does not convey any advantage during regulatory review, but it is possible that products may qualify both for Orphan Drug status and also for fast-track regulatory review. Myloral, Colloral for juvenile rheumatoid arthritis, and AI 300, the Company's initial uveitis product, have been designated as Orphan Drugs. To receive the benefits of Orphan Drug designation, however, the product must have been granted Orphan Drug status for a particular indication and the Company must be first to receive FDA approval of the product for that indication.

  AutoImmune believes that many of its products under development will be classified by the FDA as "biologic products," while others may be classified as "drug products." As part of its regulatory strategy, the Company intends to direct some of its products into the Biologics Divisions of the FDA. While both biologics and drugs can qualify for Orphan Drug status, biologics, once approved, have no provision for subsequent competitors to market generic versions. Each biologic, even if it has the same composition and is for the same indication, must undergo the entire development process in order to be approved by a competitor firm.

  New drug or biological products require several steps in order to receive regulatory approval, including (i) preclinical laboratory and animal tests; (ii) submission by the Company or an individual physician to the FDA of an application for an IND, or submission to a research institution of an Institutional Review Board approval for intrastate trials, one of which must become effective before human clinical trials may start; (iii) the performance of well-controlled clinical trials; and (iv) the submission of an NDA or PLA containing the results of clinical trials and methods of manufacture of the product prior to commercial sale or shipment of the product. During the approval process, the FDA must confirm that good laboratory and clinical practices were maintained during product testing. In addition to obtaining FDA approval for each NDA or PLA, an Establishment License Application must be filed and approved by the FDA for the manufacturing facilities for a biologic product.

  Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess potential product safety and efficacy. The results of the preclinical tests are submitted to the FDA as part of an IND, and, unless the FDA objects, the IND becomes effective, and clinical trials may begin, 30 days after receipt of the filing.

  The initial clinical evaluation, Phase I trials, generally involve administration of a product to a small number of persons. The product is tested for safety, dosage tolerance, metabolism, and pharmacokinetic properties. Phase II trials generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. Phase III trials generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues or if there is convincing evidence that a drug is not effective for the purpose for which it is being investigated. Each of AutoImmune's clinical trials will be conducted with the approval of an Institutional Review Board at the institution where the trial will be conducted. The Institutional Review Board considers, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. Pivotal Phase III trials are designed to demonstrate definitive efficacy. More than one trial is usually required for FDA approval to market a drug. The results of the preclinical and clinical trials are submitted after completion of the pivotal Phase III trials in the form of a PLA or NDA for approval to commence commercial sales. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA may also require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

  The length of the regulatory review process cannot be predicted with certainty for new individual products. The Drug Price Competition and Patent Term Restoration Act of 1984, however, provides that a product patent or use patent with a 17-year period of enforceability covering a particular drug may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review. This Act also establishes a period following FDA approval of a product during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors.

  The Company will also be subject to government regulations enforced under the Occupational Safety and Health Act, the Environmental Protection Act, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other national, state or local restrictions.

  In addition, the Company's ability to successfully commercialize human therapeutic products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers, and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development.

- --------------------------------------------------------------------------------




Employees

  As of March 1, 1996, AutoImmune employed 60 individuals full-time, 17 of whom hold Ph.D. or M.D. degrees. Of its total work force, 51 employees are engaged in research and development activities and 9 are devoted to support and administrative activities. AutoImmune believes it maintains good relations with its employees.

Factors To Be Considered

  The parts of this Annual Report on Form 10-K titled "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements which involve risks and uncertainties. Set forth below is a discussion of certain factors that could cause the Company's actual results to differ materially from the results projected in such forward-looking statements.

  Developmental Stage of the Company's Products. The Company has not yet completed the development of any products. The Company's products will require significant additional clinical testing and investment prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. The Company has a number of products in clinical development, including Myloral, Colloral, AI 401 and AI 300. Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the product will be obtained. Clinical trials may be terminated at any time for many reasons, including toxicity or a lack of efficacy based upon interim examinations of clinical trial data or adverse event reporting. There can be no assurance that any of the Company's products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed or that the Company will not encounter problems in clinical trials that will cause the Company to delay or suspend product development. None of the Company's products is expected to be commercially available for several years.

  History of Operating Losses; Lack of Product Revenues. The Company has accumulated net losses, from its inception in 1988 through December 31, 1995, of approximately $46,607,000. The Company expects to continue to incur loses for a number of years as the Company's research, development and clinical trial programs and related expenses expand. The Company's ability to achieve a profitable level of operations is dependent on successfully completing the development of its products, obtaining required regulatory approvals, and manufacturing and marketing its products. There can be no assurance that the Company will achieve a profitable level of operations.

  The Company's revenues to date have been earned in connection with collaborative agreements and the granting of short term rights. The Company has granted exclusive worldwide patent rights to its autoimmune-mediated diabetes products to Lilly in return for payments if certain milestones are achieved, as well as royalties based on sales, if any. There can be no assurance that the Company will derive any revenues from the Lilly agreement, which may be terminated by Lilly at any time. At present there are no other outstanding agreements pursuant to which the Company is entitled to receive revenues.

  Additional Financing Requirements and Access to Capital. Since inception, the Company has raised net proceeds of approximately $116,215,000 from the sale of equity securities in private placements and public stock offerings. The Company will require substantial funds for further research and development, existing and planned clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements through at least mid-1998.

  Thereafter, the Company will need to raise substantial additional capital to fund its operations, including clinical trials. The Company intends to seek such additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy, and its business will be materially adversely affected.

  Dependence on Collaborative Agreements. The Company's historic objective has been to enter into licensing agreements or joint ventures with established pharmaceutical companies for products to be sold in foreign markets or for products to treat diseases which involve large physician audiences and/or which are expected to have longer regulatory approval cycles. The Company has such an agreement with Lilly with respect to autoimmune-mediated diabetes products. There can be no assurance that the Company will be able to negotiate other acceptable arrangements in the future, to the extent the Company desires to do so, or that such arrangements will be successful.

  The majority of the Company's basic research to date has been done through agreements with The Brigham and Women's Hospital and other medical research institutions. Since 1993, the Company has conducted some research and most of its development activities internally, and currently the Company has 51 full-time employees engaged in research and product development. Nevertheless, the Company expects to continue to be at least partially dependent upon research performed under contract with The Brigham and Women's Hospital. If the Company is unable to maintain this relationship, the Company would be adversely affected and the Company's ability to commercialize future products would be delayed.

  Manufacturing and Marketing. The Company has not yet introduced any products and has limited manufacturing experience. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company currently has limited facilities for manufacturing its products under development and has obtained the small amounts of its products required to date for clinical trials from contract manufacturing companies. In order to manufacture its products in commercial quantities, the Company will need to develop its own manufacturing facilities or contract with third parties to manufacture its products. To the extent the Company relies upon contract manufacturers, there can be no assurance that such parties will perform their obligations in a timely fashion. Any failures by third parties could cause a delay in clinical trials, commercialization of product, or the ability to supply the market. The Company has entered into agreements with Scientific Protein Laboratories, a subsidiary of American Home Products, and Global Pharm, of Toronto, Canada, with respect to Myloral. There can be no assurance that the Company will be able to enter into agreements for its other products, to the extent the Company desires to do so, on favorable terms, if at all.

  To the extent that the Company chooses to establish its own manufacturing capability, there can be no assurance that the Company will be successful in doing so. Developing its own large-scale manufacturing facilities will also require substantial additional funds. All manufacturing facilities must comply with applicable regulations of the FDA. No assurance can be given that the Company's products may require raw materials for which the sources and amount of supply are limited. An inability to obtain adequate supplies of such raw materials could significantly delay the development, regulatory approval and marketing of the Company's products.

  The Company has no sales organization or marketing force. In order to market any of its products directly, the Company must develop a marketing and sales force with sufficient technical expertise to generate demand for its products. There can be no assurance that the Company will be able to establish effective sales and distribution capabilities or be successful in gaining market acceptance for its products.

  Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents and Orphan Drug protection, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent the Company's rights. The Company has received or has exclusive rights to nine U.S. and foreign patents. The Company has filed and is actively pursuing numerous applications for additional U.S. and foreign patents, and is an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent Office or enforced by the federal courts. Thus, there can be no assurance that any patents issued to the Company will provide the Company with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede the ability of the Company to do business or that third parties will not be able to circumvent the Company's patents, that any of the Company's patent applications will result in the issuance of patents or that the Company will develop additional proprietary products that are patentable. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products, or, if patents are issued to the Company, design around the patented products developed by the Company. Although the Company has obtained Orphan Drug status in the United States for some of its products, it also must be the first to market an effective treatment for a particular disease in order to obtain the protections afforded to Orphan Drugs.

  The Company may be required to obtain licenses from third parties to avoid infringing patents or other proprietary rights. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available, if at all, on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on patents it might infringe or in filing suits against others to have such patents declared invalid.

  Much of the Company's know-how and technology may not be patentable. To protect its rights, the Company requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Furthermore, the Company's business may be adversely affected by competitors who independently develop competing technologies, especially if the Company obtains no, or only narrow, patent protection.

  Technological Change and Competition. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also be competing with other companies with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience.

  Government Regulation. The Company's production and marketing of its products and ongoing research and development activities are subject to regulation by numerous government authorities in the United States and other countries. Prior to marketing, any therapeutic product developed by the Company must undergo rigorous preclinical testing and clinical trials, as well as an extensive regulatory approval process mandated by the FDA and foreign regulatory agencies. These processes can take many years and require the expenditure of substantial resources. The Company has limited experience in conducting and managing the preclinical and clinical trials necessary to obtain government approvals.
Delays in obtaining regulatory approvals would adversely affect the marketing of the Company's products and its ability to receive product revenues or royalties. There can be no assurance that the Company will be able to obtain the clearances and approvals necessary for the clinical testing or for the manufacturing and marketing of its products. Existing or additional government regulation could prevent or delay regulatory approval of the Company's products or affect the pricing or marketing of such products. One such regulation involves the potential transmission of bovine spongiform encephalopathy ("BSE"), a bovine disease. Although there is no conclusive evidence that BSE can be transmitted to humans, concern over the possibility of such transmissions could adversely affect in certain jurisdictions regulatory approval of Myloral, which is produced from bovine sources.

Item 2.  Properties

  AutoImmune's administrative offices and research facilities occupy approximately 33,000 square feet of leased space in Lexington, Massachusetts. The lease runs through November 1999. The Company believes that its facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company expands its manufacturing operations.


Item 3.  Legal Proceedings

  The Company is not a party to any litigation or legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1995.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol AIMM. The following table shows the quarterly high and low closing price on Nasdaq for a share of the Company's common stock for the fiscal years ended December 31, 1995 and 1994.

                                                    Price range of
                                                    common stock
                                                    -------------
                                                High            Low
                                                -----           -----
Fiscal year ending December 31, 1995
 First quarter........................          $ 6.75          $4.75
 Second quarter.......................          $13.38          $6.38
 Third quarter........................          $17.00          $9.75
 Fourth quarter.......................          $16.00          $8.50

                                                    Price range of
                                                    common stock
                                                    -------------
                                                High             Low
                                                -----           -----
Fiscal year ending December 31, 1994
 First quarter........................           $8.75          $5.75
 Second quarter.......................           $8.00          $6.50
 Third quarter........................           $7.25          $4.63
 Fourth quarter.......................           $6.75          $4.50

  As of March 22, 1996, there were 277 record holders of the Company's Common Stock.

  AutoImmune has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, and therefore does not anticipate paying any cash dividends on its capital stock in the foreseeable future.


Item 6.  Selected Financial Data

  The selected financial data set forth below with respect to the Company's statements of operations for each of the years in the five-year period ended December 31, 1995, and with respect to the balance sheet at December 31, 1994 and 1995, are derived from financial statements that have been audited by Price Waterhouse LLP, independent accountants, included elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Form 10-K.

                                                                      Year ended December 31,
                                        ---------------------------------------------------------------------------------
                                            1991            1992             1993              1994              1995
                                        -----------     ------------     ------------      ------------      ------------
Statement of Operations Data:
Revenue:
 Option fees                            $    --         $    700,000     $     --          $     --          $  1,500,000
                                        -----------     ------------     ------------      ------------      ------------
 Research and development
   revenue under collaborative
   agreements                                --              418,000          537,000            --                --
                                        -----------     ------------     ------------      ------------      ------------
        Total revenue                        --            1,118,000          537,000            --             1,500,000
                                        -----------     ------------     ------------      ------------      ------------
Costs and expenses:
  Research and development:
   Related party                          1,452,000        1,664,000        2,390,000         2,257,000         2,294,000
   Other                                  1,054,000        2,506,000        5,860,000        11,381,000        12,554,000
  General and administrative                227,000          999,000        1,555,000         1,662,000         2,213,000
                                        -----------     ------------     ------------      ------------      ------------
        Total costs and expenses          2,733,000        5,169,000        9,805,000        15,300,000        17,061,000
                                        -----------     ------------     ------------      ------------      ------------
Loss from operations                     (2,733,000)      (4,051,000)      (9,268,000)      (15,300,000)      (15,561,000)
Interest income (expense), net              102,000          194,000        1,174,000           623,000         1,968,000
                                        -----------     ------------     ------------      ------------      ------------
Net loss                                $(2,631,000)    $ (3,857,000)    $ (8,094,000)     $(14,677,000)     $(13,593,000)
                                        ===========     ============     ============      ============      ============
Net loss per share (1)                  $     (1.77)    $      (2.89)    $      (0.85)     $      (1.44)     $      (1.01)
                                        ===========     ============     ============      ============      ============
Weighted average common shares
  outstanding (1)                         1,486,731        1,334,194        9,474,968        10,205,567        13,522,091
                                        ===========     ============     ============      ============      ============

                                                                          December 31,
                                        ---------------------------------------------------------------------------------
                                            1991            1992             1993              1994              1995
                                        -----------     ------------     ------------      ------------      ------------
Balance Sheet Data:
Cash, cash equivalents and
  marketable securities                 $ 7,220,000     $  2,677,000     $ 29,963,000      $ 15,568,000      $ 70,453,000
Working capital                           6,242,000        1,226,000       29,608,000        13,825,000        68,791,000
Total assets                              7,696,000        3,998,000       32,142,000        18,218,000        72,981,000
Mandatorily redeemable
  convertible preferred stock            12,559,000       12,559,000          --                --                --
Deficit accumulated during
  development stage                      (6,390,000)     (10,247,000)     (18,341,000)      (33,018,000)      (46,611,000)
Total stockholders' equity
  (deficit)                              (6,383,000)     (10,140,000)      30,025,000        15,102,000        70,418,000

- -----------------------------------
(1) Net loss per share is calculated by dividing net loss by the weighted average number of Common Stock and Common Stock equivalents outstanding during the year. This calculation excludes antidilutive Common Stock equivalents and stock options and warrants. In accordance with Staff Accounting Bulletin No. 83, Common Stock and Common Stock options sold at prices below the per share offering price in the twelve months preceding the Company's initial public offering are included in the calculation as if outstanding for all periods presented prior to the initial public offering.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

  Since its inception through December 31, 1995, the Company has incurred ongoing losses from operations and has cumulative losses as of December 31, 1995 totaling $46,607,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through December 31, 1995 were earned in connection with contract research and the granting of certain short-term rights.

  The Company expects that research and development and sales and marketing expenses will increase in connection with new product development and the creation of the Company's sales and marketing organization. Accordingly, the Company expects to continue to incur substantial losses for the foreseeable future.


Years Ended December 31, 1994 and 1995

  No revenue was earned in 1994. Revenue for 1995 of $1,500,000 represents fees paid by a Japanese pharmaceutical company for a short-term exclusive right among Japanese companies to review the results of the Phase II dose ranging study of Colloral.

  Research and development expenses were $13,638,000 in 1994, as compared with $14,848,000 in 1995. The increase is attributable to the continued expansion of research and development efforts, including contract research, clinical trial expenses and related clininical trial material manufacturing and personnel costs.

  General and administrative expenses were $1,662,000 in 1994, as compared with $2,213,000 in 1995. The increase is due primarily to personnel costs related to additional employee headcount and increased corporate activity.

  Net interest income was $623,000 in 1994, as compared with $1,968,000 in 1995. The increase is due to higher interest rates and a higher balance of cash available for investment.

  The net loss was $14,677,000 in 1994, as compared with $13,593,000 in 1995.
The decrease reflects the continued increase in activity levels offset by revenues from fees and an increase in net interest income. The net loss per share decreased from $1.44 in 1994 to $1.01 in 1995 due to a decrease in the net loss and an increase in weighted average number of shares outstanding.


Years Ended December 31, 1993 and 1994

  Revenue for 1993 was $537,000. No revenue was earned in 1994. Revenue in 1993 represents payments made by a pharmaceutical company in conjunction with contract research support.

  Research and development expenses were $8,250,000 in 1993, as compared with $13,638,000 in 1994. The increase is attributable to the continued expansion of research and development efforts, including contract research, clinical trial expenses and related clinical trial material manufacturing and personnel costs.

  General and administrative expenses were $1,555,000 in 1993, as compared with $1,662,000 in 1994. The increase is primarily attributable to personnel costs related to additional employee headcount in 1994 as compared with 1993.

  Net interest income was $1,174,000 in 1993, as compared with $623,000 in 1994. The decrease is due to a lower balance of cash available for investment, offset slightly by higher interest rates.

  The net loss was $8,094,000 in 1993, as compared with $14,677,000 in 1994.
The change reflects the continued increase in research and development activity levels. The net loss per share increased from $0.85 in 1993 to $1.44 in 1994 due to an increase in the net loss, offset slightly by a higher weighted average number of shares outstanding.

Liquidity and Capital Resources

  The Company's needs for funds have increased from period to period as it has increased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

  The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the development, clinical, regulatory and marketing aspects of its products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements through at least mid-1998. Thereafter, the Company will need to raise substantial additional capital to fund its operations, including clinical trials. The Company intends to seek such additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy, and its business will be materially adversely affected.

  In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 1994 and 1995, the Company's cash and cash equivalents and marketable securities totaled $15,568,000 and $70,453,000, respectively. In January 1995, the Company received net proceeds of $9,136,000 through a private placement of equity securities. In August and September 1995, the Company received net proceeds of $58,878,000 from a public offering of common stock. Current liabilities at December 31, 1994 and 1995 were $2,085,000 and $1,994,000, respectively.


Item 8.  Financial Statements and Supplementary Data

  See index to financial statements and financial statement schedules at Item
14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Director information is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1995.

Executive officer information is as follows:

  Robert C. Bishop, Ph.D., age 53, became a director of the Company in May 1992, when he was also elected President and Chief Executive Officer. For more than five years prior to joining the Company, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President, Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President, Therapeutics for Allergan's worldwide pharmaceutical, surgical and neurotoxin businesses from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Quintiles Transnational Corp., a clinical trials management company.

  Fredric G. Bader, Ph.D., age 48, joined the Company in September 1992. Prior to joining AutoImmune, Dr. Bader held senior positions at Genetics Institute, Inc., a biotechnology company, including Vice President of Process Development and Manufacturing, 1987, Senior Vice President of Process Development and Manufacturing, from 1987 to 1989, and Senior Vice President of Manufacturing and Pharmaceutical Development, from 1990 to 1992. Dr. Bader was employed by Bristol-Myers from 1983 to 1987, and by Upjohn Company from 1977 to 1983. Dr. Bader received his B.S. degree from the University of Michigan and a Ph.D. in chemical engineering from the University of Minnesota.

  Malcolm J.F. Fletcher, M.D., age 48, joined the Company in November 1992.
From 1991 to 1992, he was employed by Cato Research, Ltd., one of the primary consultants to AutoImmune. At Cato, Dr. Fletcher was a Medical Director with primary responsibility for establishing a new subsidiary in Canada. From 1980 to 1990, Dr. Fletcher was employed by Burroughs Wellcome, Inc., the last eight years as Medical Director for its Canadian operations. Dr. Fletcher trained in medicine at the Medical College of St. Bartholomew's Hospital, University of London, becoming a Licentiate of the Royal College of Physicians and a Member of the Royal College of Surgeons in 1972. In 1975 he received a D.A. from the Royal College of Surgeons.

  Michael W. Rogers, age 36, joined the Company in July 1995. From 1994 to 1995, he was Vice President, Investment Banking at Lehman Brothers Inc. From 1990 to 1994, he was employed by PaineWebber Incorporated, most recently as Vice President, Investment Banking Division. From 1986 to 1988, Mr. Rogers was employed by Fidelity Bank N.A. Mr. Rogers received a B.A. from Union College and his M.B.A. from the University of Virginia.

  Jo Ann Wallace, age 41, joined the Company in October 1994. From 1993 to 1994, she was Vice President, Sales and Marketing at Greenwich Pharmaceuticals, Inc. From 1981 to 1993, Ms. Wallace was employed by G.D. Searle & Co., most recently as Senior Director in U.S. Marketing. Ms. Wallace was employed by Baxter Travenol from 1975 to 1981. Ms. Wallace received her B.S. degree in microbiology from the University of Texas.

Item 11.  Executive Compensation

Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1995.


Item 13.  Certain Relationships and Related Transactions

Not applicable.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)         Financial Statements.

                Listed on page F-1 of the Financial Statements.

(a) (2)         Financial Statements Schedule.

                Listed on page F-1 of the Financial Statements.

(a) (3)         Exhibits

                Exhibits filed as part of this Form 10-K are listed in the exhibit index appearing on page ___ of this Form 10-K.

(b)             Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the last quarter of 1995.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

                                        AUTOIMMUNE INC.



                                        By /s/ Robert C. Bishop
                                           -------------------------------------
                                           Robert C.  Bishop
                                           President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Robert C. Bishop                                            March 28, 1996
- --------------------------------------------
Robert C. Bishop
President, Chief Executive
Officer and Director
(Principal Executive Officer)



 /s/ Michael W. Rogers                                           March 28, 1996
- --------------------------------------------
Michael W. Rogers
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)



 /s/ Barry Weinberg                                              March 28, 1996
- --------------------------------------------
Barry Weinberg
Chairman of the Board of Directors



 /s/ Allan R. Ferguson                                           March 28, 1996
- --------------------------------------------
Allan R. Ferguson
Director



 /s/ R. John Fletcher                                            March 28, 1996
- --------------------------------------------
R. John Fletcher
Director

 /s/ Henri A. Termeer                                            March 28, 1996
- --------------------------------------------
Henri A. Termeer
Director



 /s/ Hugh A. D'Andrade                                           March 28, 1996
- --------------------------------------------
Hugh A. D'Andrade
Director

AutoImmune Inc.
(A development stage company)
Index to Financial Statements
- --------------------------------------------------------------------------------

                                                                            Page
Financial Statements:

  Report of Independent Accountants                                         F-2

  Balance Sheet at December 31, 1994 and 1995                               F-3

  Statement of Operations for the three years ended December 31, 1995 and for the period from inception (September 9, 1988) through
   December 31, 1995                                                        F-4

  Statement of Changes in Stockholders' Equity (Deficit) for the period
   from inception (September 9, 1988) through December 31, 1995             F-5

  Statement of Cash Flows for the three years ended December 31, 1995 and for the period from inception (September 9, 1988) through
   December 31, 1995                                                        F-6

  Notes to the Financial Statements                                         F-7

  Financial Statement Schedule for the three years ended December 31, 1995:

  II - Valuation and Qualifying Accounts and Reserves                       F-21

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                       Report of Independent Accountants


      To the Board of Directors and Stockholders of AutoImmune Inc.

      In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AutoImmune Inc. (a development stage company) at December 31, 1994 and 1995, and the results of its operations and its cash flows for each of three years in the period ended December 31, 1995 and for the period from inception (September 9, 1988) through December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      /s/ Price Waterhouse LLP

      PRICE WATERHOUSE LLP

      Boston, Massachusetts
      February 29, 1996

AutoImmune Inc.
(A development stage company)
Balance Sheet
- --------------------------------------------------------------------------------

                                                            December 31,
                                                         1994          1995
Assets
Current assets:
 Cash and cash equivalents                            $ 3,368,000   $29,087,000
 Marketable securities                                 12,200,000    41,366,000
 Interest receivable                                      169,000       160,000
 Prepaid expenses                                         173,000       172,000
                                                      -----------   -----------

    Total current assets                               15,910,000    70,785,000

Fixed assets, net                                       2,278,000     2,166,000
Other assets                                               30,000        30,000
                                                      -----------   -----------
                                                      $18,218,000   $72,981,000
                                                      ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                     $ 1,107,000   $   944,000
 Accrued expenses                                         534,000       588,000
 Current portion of obligations under capital leases      444,000       462,000
                                                      -----------   -----------

    Total current liabilities                           2,085,000     1,994,000
                                                      ===========   ===========

Obligations under capital leases                        1,031,000       569,000
                                                      -----------   -----------

Commitments and contingencies (Notes 6 and 11)
                                                      ===========   ===========

Stockholders' equity:
 Common stock, $.01 par value: 25,000,000 shares
  authorized; 10,209,184 and 16,282,067 shares
  issued and outstanding at December 31, 1994 and
  1995, respectively                                      102,000       163,000
 Additional paid-in capital                            48,267,000   116,797,000
 Deficit accumulated during the development stage     (33,018,000)  (46,611,000)
 Valuation allowance for marketable securities           (249,000)       69,000
                                                      -----------   -----------

                                                       15,102,000    70,418,000
                                                      -----------   -----------

                                                      $18,218,000   $72,981,000
                                                      ===========   ===========

                    The accompanying notes are an integral
                     part of these financial statements.

AutoImmune Inc.
(A development stage company)
Statement of Operations
- --------------------------------------------------------------------------------

                                                                                   Period from
                                                                                    inception
                                                                                   (September 9,
                                                                                      1988)
                                                                                     through
                                           For the year ended December 31,          December 31,
                                           1993          1994         1995             1995
Revenue:
 Option fees                          $      -      $      -       $   1,500,000   $   2,200,000
 Research and development revenue
  under collaborative agreements           537,000         -                -            955,000
                                      ------------  ------------   -------------   -------------
    Total revenue                          537,000         -           1,500,000       3,155,000
                                      ------------  ------------   -------------   -------------
Costs and expenses:
 Research and development:
  Related party                          2,390,000     2,257,000       2,294,000      12,810,000
  Other                                  5,860,000    11,381,000      12,554,000      34,155,000
 General and administrative              1,555,000     1,662,000       2,213,000       6,899,000
                                      ------------  ------------   -------------   -------------

  Total costs and expenses               9,805,000    15,300,000      17,061,000      53,864,000
                                      ------------  ------------   -------------   -------------

Interest income                          1,179,000       666,000       2,021,000       4,254,000
Interest expense                            (5,000)      (43,000)        (53,000)       (152,000)
                                      ------------  ------------   -------------   -------------

                                         1,174,000       623,000       1,968,000       4,102,000
                                      ------------  ------------   -------------   -------------

Net loss                              $ (8,094,000) $(14,677,000)  $ (13,593,000)   $(46,607,000)
                                      ============  ============   =============   =============

Net loss per share                    $      (0.85) $      (1.44)  $       (1.01)
                                      ============  ============   =============
Weighted average shares
 outstanding                             9,474,968    10,205,567      13,522,091
                                      ============  ============   =============

                    The accompanying notes are an integral
                      part of these financial statements.

AutoImmune Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
For the period from Inception (September 9, 1988)
through December 31, 1995
- --------------------------------------------------------------------------------


                                                                              Deficit
                                      Common stock                          accumulated      Note                       Total
                                 -----------------------      Additional    during the    receivable                 stockholders'
                                  Number          Par         paid-in      development   for stock      Valuation       equity
                                 of shares       value        capital         stage       issuance       allowance      (deficit)

Issuance of common stock
  during 1988                       168,750     $    2,000     $    -       $     (1,000)    $   -        $   -        $      1,000

Conversion of junior convertible
  preferred stock to common stock
  during 1991                       506,250          5,000                        (3,000)                                     2,000

Issuance of common stock
  during 1992                        91,116          1,000        100,000                      (1,000)                      100,000

Net loss for the period from
  inception (September 9, 1988)
  through December 31, 1992                                                  (10,243,000)                               (10,243,000)
                                 ----------     ----------     ----------   ------------     --------     -------       -----------

Balance at December 31, 1992        766,116          8,000        100,000    (10,247,000)      (1,000)        -         (10,140,000)

Conversion of mandatorily
  redeemable convertible
  preferred stock to common
  stock                           6,353,568         63,000     12,496,000                                                12,559,000

Issuance of common stock,
  net of issuance costs           3,022,000         30,000     35,669,000                                                35,699,000

Repayment of note receivable for
  stock issuance                                                                                1,000                         1,000

Net loss                                                                      (8,094,000)                                (8,094,000)
                                 ----------     ----------     ----------   ------------     --------     -------       -----------
Balance at December 31, 1993     10,141,684        101,000     48,265,000    (18,341,000)        -            -          30,025,000

Issuance of common stock             67,500          1,000          2,000                                                     3,000

Valuation allowance for
   marketable securities                                                                                 (249,000)         (249,000)

Net loss                                                                     (14,677,000)                               (14,677,000)
                                 ----------     ----------     ----------   ------------     --------     -------       -----------
Balance at December 31, 1994     10,209,184        102,000     48,267,000    (33,018,000)        -       (249,000)       15,102,000

Issuance of common stock, net
  of issuance costs               6,072,883         61,000     68,530,000                                                68,591,000

Valuation allowance for
  marketable securities                                                                                   318,000           318,000

Net loss                                                                     (13,593,000)                               (13,593,000)
                                 ----------     ----------    -----------   ------------     --------    --------      ------------
Balance at December 31, 1995     16,282,067       $163,000   $116,797,000   $(46,611,000)    $   -       $ 69,000       $70,418,000
                                 ==========     ==========    ===========   ============     ========    ========      ============

                    The accompanying notes are an integral
                      part of these financial statements.

AutoImmune Inc.
(A development stage company)
Statement of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
- --------------------------------------------------------------------------------

                                                                                                     Period from
                                                                                                      inception
                                                                                                    (September 9,
                                                                                                        1988)
                                                                                                       through
                                                               For the year ended December 31,        December 31,
                                                                 1993           1994           1995      1995

Cash flows from operating activities:
 Net loss                                                 $(8,094,000)  $(14,677,000)  $(13,593,000)  $(46,607,000)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Interest expense related to demand notes
     converted into mandatorily redeemable
     convertible preferred stock                                    -              -              -         48,000
   Patent costs paid with junior convertible preferred
     and common stock                                               -              -              -          3,000
   Depreciation and amortization                              212,000        579,000        702,000      1,665,000
   Decrease in patent costs                                   563,000              -              -        563,000
   (Increase) decrease in interest receivable                (288,000)       123,000          9,000       (160,000)
   (Increase) decrease in prepaid expenses                   (130,000)        22,000          1,000       (172,000)
   Increase (decrease) in accounts payable                    (84,000)       299,000       (163,000)       944,000
   Increase (decrease) in accrued expenses                   (312,000)       242,000         54,000        588,000
   Increase (decrease) in amounts due to
    related parties                                            16,000        (40,000)             -              -
   Decrease in deferred revenue                               (59,000)             -              -              -
                                                           -----------    ------------  ------------   ------------
  Net cash used by operating activities                    (8,176,000)   (13,452,000)   (12,990,000)   (43,128,000)
                                                           -----------    ------------  ------------   ------------
Cash flows from investing activities:
 Purchase of available-for-sale marketable
  securities                                             (107,020,000)    (2,283,000)   (37,292,000)  (158,371,000)
 Proceeds from sale/maturity of available-for-sale
   marketable securities                                   79,071,000     12,728,000      2,488,000    106,063,000
 Proceeds from maturity of held-to-maturity
   marketable securities                                            -      5,055,000      5,956,000     11,011,000
 Purchases of fixed assets                                 (1,581,000)    (1,195,000)      (590,000)    (3,706,000)
 Increase in patent costs                                           -              -              -       (563.000)
 (Increase) decrease in other assets                          366,000              -              -       (155,000)
                                                          ------------    ------------  ------------   ------------
  Net cash provided (used) by investing activities        (29,164,000)    14,305,000    (29,438,000)   (45,721,000)
                                                          ------------    ------------  ------------   ------------
Cash flows from financing activities:
 Proceeds from sale-leaseback of fixed assets               1,012,000        821,000              -      1,833,000
 Payments on obligations under capital leases                 (35,000)      (323,000)      (444,000)      (802,000)
 Net proceeds from issuance of mandatorily
   redeemable convertible preferred stock                           -              -              -     10,011,000
 Proceeds from bridge notes                                         -              -              -        300,000
 Proceeds from issuance of common stock                    35,700,000          3,000     68,591,000    104,394,000
 Proceeds from issuance of convertible
  notes payable                                                     -              -              -      2,200,000
                                                          ------------    ------------  ------------   ------------
  Net cash provided by financing activities                36,677,000        501,000     68,147,000    117,936,000
                                                          ------------    ------------  ------------   ------------

  Net increase (decrease) in cash and cash
    equivalents                                              (663,000)     1,354,000     25,719,000     29,087,000

  Cash and cash equivalents at beginning of period          2,677,000      2,014,000      3,368,000              -
                                                         ------------    ------------  ------------   ------------

  Cash and cash equivalents at end of period               $2,014,000     $3,368,000    $29,087,000    $29,087,000
                                                         ============    ============   ===========    ===========


See Note 2 for supplemental disclosure of non-cash financing activities.

                    The accompanying notes are an integral
                      part of these financial statements.

AutoImmune Inc.
(A development stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

1. Formation and Operations of the Company

   AutoImmune Inc. (the "Company") was incorporated in Delaware on September 9, 1988. The Company is dedicated to the development of innovative pharmaceutical products to treat people who suffer from immune systems disorders. The Company's therapeutic approach is based upon "oral tolerance," a method designed to control disease by using the body's natural immunosuppressive mechanisms. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7.

   The Company has not yet completed the development of any products. The Company's products will require significant additional clinical testing and investment prior to commercialization. To date the Company has been dependent on collaborative agreements for the majority of its basic research and has primarily used contract manufacturers to produce its products for clinical trials.


2. Summary of Significant Accounting Policies

   Significant accounting policies followed in the preparation of these financial statements are as follows:

   Cash Equivalents and Marketable Securities

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in U.S. Government debt securities. These investments are subject to minimal credit and market risks. The Company specifically identifies securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities.

   As of January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." There was no cumulative effect of this change in accounting on the Company's financial position through December 31, 1993. Under this standard, the Company is required to classify its marketable securities into one or more of the following categories: trading, held-to-maturity or available-for-sale. SFAS 115 requires that, except for debt securities classified as held-to-maturity, investments in debt and equity securities be reported at fair value. At December 31, 1994, cash equivalent's and a portion of the Company's marketable securities are classified as available-for-sale. The remaining investments are classified as held-to-maturity as defined in SFAS 115 and are reported at amortized cost. At December 31, 1995, the Company has classified all of its marketable securities as available-for-sale as defined in SFAS
   115. Any unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity. Upon the sale of securities, realized gains and losses are reported in the statement of operations.

AutoImmune Inc.
(A development stage company)
Notes to the Finacial Statements
- --------------------------------------------------------------------------------

Disclosures about the Fair Value of Financial Instruments
In 1995, the Company adopted SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments." At December 31, 1995 the Company's financial instruments consist of cash equivalents, marketable securities and interest receivable, accounts payable and accrued expenses. The carrying amount of these instruments approximate their fair values.

Fixed Assets
Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Maintenance and repair expenditures are charged to expense as incurred.

Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Contingent Stock Purchase Warrants
The value of contingent stock purchase warrants issued by the Company is determined on the date that the Company estimates that it is probable that such contingencies will be met. The difference between the quoted market price of the Company's common stock and the exercise price of the warrants on the measurement date is recorded as compensation expense. The Company periodically assesses whether it is probable and estimable that the contingent warrants will be earned.

Revenue Recognition
Revenue from research and development arrangements is recognized pursuant to the related agreements as work is performed or defined milestones are attained. Payments received under these arrangements prior to the completion of the related work or attainment of milestones are recorded as deferred revenue. Option fees represent payments made to the Company for a right to evaluate and negotiate the terms of a potential licensing arrangement.

Net Loss Per Share
Net loss per share is determined by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the year as described below. Common stock equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

Pervasiveness of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

AutoImmune Inc.
(A development stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current presentation. These reclassifications have no impact on the Company's results of operations or financial position.

Statement of Cash Flows

Disclosure of Non-Cash Investing and Financing Activities

In 1988, 168,750 shares of common stock and 168,750 shares of junior convertible preferred stock were issued to the Brigham and Women's Hospital in exchange for patent rights and technology contributed or licensed in connection with the formation of the Company.

Notes payable to stockholders totaling $2,200,000 and related interest of $48,000 were converted into Series A mandatorily redeemable convertible preferred stock in 1991.

Bridge notes of $300,000 were converted into Series C mandatorily redeemable convertible preferred stock in 1991.

In 1991, 168,750 shares of junior convertible preferred stock were converted into 506,250 shares of common stock.

In 1993, 2,117,856 shares of mandatorily redeemable convertible preferred stock were converted into 6,353,568 shares of common stock in connection with the Company's initial public offering of common stock.

The Company recorded a valuation allowance of ($249,000) and $69,000 related to marketable securities classified as available-for-sale at December 31, 1994 and 1995, respectively.

Supplemental Disclosure of Cash Flow Information

The Company has paid interest of $53,000, $43,000 and $5,000 in 1995, 1994 and 1993, respectively, and $104,000 since inception. No income taxes have been paid by the Company since inception.

New Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company has elected to adopt SFAS 123 in 1996 through disclosure only.

AutoImmune Inc.
(A development stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

3. Cash Equivalents and Marketable Securities

   The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1994 and 1995.


                                                                           December 31,
                                                                         1994        1995

   Money market                                                       $1,265,000  $12,736,000
   U.S. Government debt securities                                     1,900,000   16,292,000
                                                                      ----------  -----------

                                                                      $3,165,000  $29,028,000
                                                                      ==========  ===========

   The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1994 and 1995 which are carried at fair market value:

                               Maturity          Fair     Unrealized  Unrealized   Amortized
                                 term           value       gains       losses        cost

   December 31, 1994:

   U.S. Government debt
     securities            within 1 year     $ 2,442,000    $    -    $ (54,000) $ 2,496,000
   U.S. Government debt
     Securities            between 1-5 years   3,808,000         -     (195,000)   4,003,000
                                             -----------    --------  ---------  -----------
                                             $ 6,250,000    $    -    $(249,000) $ 6,499,000
                                             -----------    --------  ---------  -----------
  December 31, 1995:

   U.S. Government debt
    securities             within 1 year     $32,252,000    $23,000   $   -      $32,229,000
   U.S. Government debt
    securities             between 1-5 years   9,114,000     46,000       -        9,068,000
                                             -----------    --------  ---------  -----------
                                             $41,366,000    $69,000   $   -      $41,297,000
                                             ===========    ========  =========  ===========

   At December 31, 1994 the Company held marketable securities with maturity dates within one year which were classified as held-to-maturity. These securities included U.S. Government debt securities with an aggregate market value of $3,940,000, unrealized losses of $10,000 and amortized cost of $3,950,000, and corporate debt securities with an aggregate market value of $2,001,000, unrealized gains of $1,000 and amortized cost of $2,000,000. In accordance with SFAS No. 115, these securities are carried at amortized cost.

   All of the Company's marketable securities are classified as current at December 31, 1995 and 1994 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1995 and 1994 were not significant.

AutoImmune Inc.
(A development stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

   Marketable securities which were purchased and sold in periods prior to adoption of FAS 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

4. Fixed Assets

   Fixed assets consist of the following:


                              Estimated
                             useful life          December 31,
                               (years)         1994         1995
   Laboratory equipment              4-5     $2,140,000  $2,638,000
   Office equipment                  4-5        300,000     417,000
   Leasehold improvements            5-7        592,000     592,000
                                             ----------  ----------

                                              3,032,000   3,647,000
   Less - accumulated depreciation
     and amortization                           754,000   1,481,000
                                             ----------  ----------

                                             $2,278,000  $2,166,000
                                             ==========  ==========

   Depreciation and amortization expense relating to fixed assets was $195,000, $579,000 and $702,000 for the years ended December 31, 1993, 1994 and 1995, respectively. Assets held under capital leases consisted of $1,833,000 of lab equipment at December 31, 1994 and 1995. Accumulated amortization of these assets totaled $379,000 and $858,000 at December 31, 1994 and 1995, respectively. For the years ended December 31, 1993, 1994 and 1995, amortization expense charged to operations on assets held under capital lease obligations was $36,000, $343,000 and $479,000, respectively.

   During 1994, the Company sold assets which had a net book value of $757,000 for $821,000 which were immediately leased back to the Company under capital lease agreements. The gains resulting from these sales have been deferred and are being amortized to operations in proportion to the amortization of the related leased assets. There were no sale-leaseback transactions during 1995.

AutoImmune Inc.
(A development stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

5. Accrued Expenses

   Accrued expenses consist of the following:


                                                December 31,
                                             1994         1995

   Accrued employee costs                 $  307,000   $  372,000
   Accrued professional fees                 227,000      216,000
                                            --------     --------

                                          $  534,000   $  588,000
                                            --------     --------

6. Related Party Transactions

   Technology Transfer Agreement and Research and Development Agreement with the Brigham and Women's Hospital
   In connection with the formation of the Company and the issuance of 168,750 shares of common stock and 168,750 shares of junior convertible preferred stock to the Brigham and Women's Hospital ("BWH"), the Company entered into related technology transfer and research and development agreements with BWH. The technology transfer agreement provides the Company with all rights and interests in certain BWH patented technology in exchange for the issuance of the aforementioned stock and the payment of royalties under certain conditions. The research and development agreement provides that certain research activities are performed by BWH on behalf of the Company.

   The current research and development agreement terminates in June 1997. The agreement provides for automatic two-year renewal periods, subject to the Company's and BWH's mutual agreement annually, with respect to the budget for research to be performed and related minimum payments made to BWH for each following year. The Company has agreed to pay BWH minimum payments totaling $1,722,000 for the one-year period ending June 30, 1996. There is no guaranteed minimum payment for the one-year period ending June 30, 1997. This agreement also provides for payments to BWH for royalties on sales of related patented products by the Company, as well as for payments to BWH for a portion, as defined in the agreement, of any proceeds received by the Company in connection with the licensing of patented technology to, and royalty or milestone payments received from, third parties. Royalty payments to BWH begin upon the commercialization of the related products and will continue for the life of the underlying patent. For a period not to exceed three years after the first commercial sale of any product of the Company, the Company is required to make payments to BWH in each quarter only to the extent that the Company has a positive cash flow in such quarter with the balance deferred to the succeeding quarter. Deferred payments will be subject to interest. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

AutoImmune Inc.
(A development stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

7. Income Taxes

   The components of deferred income tax benefit are as follows:

                                              Year ended December 31,
                                          1993          1994          1995
   Income tax benefit:
    Federal                            $  2,772,000   $ 5,261,000   $  4,477,000
    State                                 1,059,000     1,682,000      1,366,000
                                       ------------   ------------  ------------

                                          3,831,000     6,943,000      5,843,000
   Deferred tax asset valuation
    allowance                            (3,831,000)   (6,943,000)    (5,843,000)
                                       ------------   -----------  --------------

                                       $    -         $     -       $    -
                                       ------------   -----------  --------------

   No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

   A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 1993, 1994 and 1995 to pre-tax loss is as follows:


                                              Year ended December 31,
                                          1993        1994         1995

   Loss at statutory rate              $2,833,000     $5,137,000    $4,758,000
   Nondeductible research and
    development expenses                 (147,000)      (273,000)     (158,000)
   Federal and state research and
    development and investment
    tax credits                           583,000      1,068,000       746,000
   State tax benefit, net of federal
    tax liability                         525,000        806,000       595,000
   Stock option compensation                    -        191,000       142,000
   Utilization of net operating losses          -              -      (364,000)
   Other                                   37,000         14,000       124,000
                                       ----------     ----------    ----------

                                        3,831,000      6,943,000     5,843,000
   Benefit of loss not recognized,
    increase in valuation allowance    (3,831,000)    (6,943,000)   (5,843,000)
                                       ----------     ----------    ----------
                                       $        -     $        -    $        -
                                       ----------     ----------    ----------

AutoImmune Inc.
(A development stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

 Deferred tax assets are comprised of the following:

                                                        December 31,
                                                     1994          1995

   Research costs capitalized for tax purposes    $11,970,000  $17,774,000
   Research and investment tax credits              2,324,000    2,890,000
   Loss carryforwards                                 595,000      178,000
   Net unrealized (gain) loss on investments
     available-for-sale                               100,000      (27,000)
   Other temporary differences                        135,000      152,000
                                                  -----------  -----------

   Gross deferred tax assets                       15,124,000   20,967,000
   Deferred tax asset valuation allowance         (15,124,000) (20,967,000)
                                                  -----------  -----------


                                                  $    -       $    -
                                                  -----------  -----------

   The Company has provided a full valuation allowance for deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. As the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expense. Of the $20,967,000 valuation allowance at December 31, 1995, $381,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

   During 1995, the Company utilized $1,041,000 of federal and state net operating loss carryforwards and $180,000 of state research and development and investment tax credit carryforwards. At December 31, 1995, the Company had the following net operating loss, research and development and investment tax credit carryforwards available to reduce future tax liabilities, which expire as follows:

                                                              Research and
                                                   Net        development
                                                operating    and investment
  Year of                                         loss         tax credit
 expiration                                   carryforwards  carryforwards

  2003                                                           $   19,000
  2004                                                               91,000
  2005                                                              121,000
  2006                                                              162,000
  2007                                                              234,000
  2008                                                              492,000
  2009                                             $445,000       1,043,000
  2010                                                              728,000
                                                   --------      ----------
                                                   $445,000      $2,890,000
                                                   --------      ----------

AutoImmune Inc.
(A development stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

   Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering of stock in January 1993 and subsequent follow-on offerings, have no impact on the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. Subsequent significant ownership changes could, however, limit the utilization of these carryforwards in future years.


8. Preferred Stock

   Upon the closing of the Company's initial public offering on January 27, 1993 each share of Series A, B and C convertible preferred stock automatically converted into three shares of common stock (Note 9). No dividends had been paid to the preferred stockholders.

   At December 31, 1995, the Company had authorized 5,000,000 shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

   On May 17, 1995, the Company's Board of Directors adopted a shareholder rights plan. The Board declared a distribution of one right for each share of common stock outstanding on June 1, 1995. Stock issued after that date will be issued with an attached right. Each right will entitle the holder, upon the occurrence of certain events, to purchase 1/100th of a share of preferred stock at an exercise price of $73. The Board may, at any time, redeem the rights until their expiration on June 1, 2005, and may amend the rights under certain circumstances until they become exercisable.


9. Stockholders' Equity and Common Stock

   In December 1992, the Company effected a three-for-one stock split of the Company's common stock in the form of a stock dividend. All common shares and per share amounts have been adjusted to give retroactive effect to the common stock split for all years presented.

   In January 1993, the Company completed its initial public offering of 3,000,000 shares of common stock. Proceeds to the Company, net of issuance costs, amounted to $35,690,000.

   In January 1995, the Company completed a private placement of 2,039,547 shares of common stock. Proceeds to the Company, net of issuance costs, amounted to $9,136,000.

   In August and September 1995, the Company completed its second public offering of 3,925,000 shares of common stock. Proceeds to the Company, net of issuance costs, amounted to $58,878,000.

AutoImmune Inc.
(A development stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

   As of December 31, 1995, the Company has reserved 3,211,048 shares of common stock for use in the Company's stock option plans and stock purchase plan (Note 10).


10. Stock Option and Purchase Plans

    Stock Option Plans
    The Company's 1988 Stock Option Plan (the "Option Plan"), as amended effective May 17, 1995, provides for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on behalf of the Company. The Compensation Committee (the "Committee"), appointed by the Board of Directors, is responsible for the administration of the Option Plan. The Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The exercise price per share for non-qualified options may not be less than 50% of the fair market value per share of the underlying common stock on the date of grant. The term of options granted under the Option Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). During 1995, the Board of Directors increased the maximum number of shares of common stock of the Company reserved for issuance in accordance with the terms of the Option Plan from 2,500,000 to 3,100,000.

    A summary of option activity under the Option Plan is as follows:

                                                                              Exercise
                                              Shares                           price

   Outstanding at December 31, 1992          1,319,316
      Granted                                  506,000                     $5.88-$10.00
      Exercised                                (38,116)                    $ .03-$ 1.33
      Cancelled                                (84,450)                          $ 1.33
                                            ----------

   Outstanding at December 31, 1993          1,702,750
      Granted                                  445,936                     $4.88-$ 8.50
      Exercised                                (67,500)                          $  .03
      Cancelled                                (13,500)                    $5.88-$10.00
                                             ---------

   Outstanding at December 31, 1994          2,067,686

      Granted                                  307,900                     $5.75-$15.75
      Exercised                                (77,438)                    $1.33-$10.00
      Cancelled                               (157,512)                    $1.33-$10.00
                                             ---------
   Outstanding at December 31, 1995          2,140,636
                                             =========

Autoimmune Inc.
(A devlopment stage company)
Notes to the Financial Statements
================================================================================


    During 1993, the Company's Board of Directors approved a stock option plan for non-employee directors. This plan was approved by the Company's shareholders in 1994. Under this plan, each director who was eligible to participate in the plan on May 19, 1993 and each other non-employee director upon his first election to the Board of Directors received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock and will receive options to purchase 4,000 additional shares every four years thereafter if the individual remains a member of the Board of Directors. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993. An option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 26,000 shares of common stock have been granted under this plan. A maximum of 75,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this plan.

    At December 31, 1995, options to purchase 1,063,561 shares were exercisable. At December 31, 1994 and 1995, there were 379,698 and 825,310 shares, respectively, available for future grant under the plans. Options granted under the plans will become vested at various dates through 2003.

    Stock Purchase Plan
    On July 20, 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in any year). At December 31, 1995, 219,102 shares of common stock were reserved for purchases under the Purchase Plan. During 1995, 30,898 shares were purchased under the Purchase Plan at an average price of $5.69 per share. There were no purchases under the Purchase Plan in 1994.


11. Commitments and Contingencies

    Clinical Research Agreements
    The Company entered into an agreement with CATO Research ("CATO"), effective June 1993, under which the Company has agreed to pay approximately $1,800,000 to have a clinical investigational study performed on the Company's multiple sclerosis product. The total cost of the study is subject to adjustment if the project specifications change. The agreement may be terminated by either the Company or CATO, upon prior written notice. If the Company terminates the agreement, CATO will be entitled to a termination fee. Additionally, CATO was granted warrants to purchase 30,000 shares of common stock of the Company at $10.50 per share. Certain of these warrants become exercisable only upon the achievement of specified

Autoimmune Inc.
(A devlopment stage company)
Notes to the Financial Statements
- --------------------------------------------------------------------------------

    milestones. Given the uncertainty surrounding the achievement of these milestones, estimated fair value of the contingent stock purchase warrants cannot be reasonably determined at December 31, 1995.

    Research and Development Agreements
    The Company entered into a contract research and development agreement with the Beth Israel Hospital in July 1992, under which the Company agreed to provide funding for research on the Company's rheumatoid arthritis product. This research was completed at December 31, 1993. The agreement provides that the Company will pay Beth Israel royalties on sales of products which result from the utilization of compounds covered by patents which are in the names of researchers employed by Beth Israel.

    Option Fees and License Agreements
    The Company received a payment of $1,500,000 in July 1995 in return for granting to a Japanese pharmaceutical company the exclusive short-term right among Japanese companies to review the results of the Phase II dose ranging study of Colloral(R) and make an offer for an exclusive license to the product covering Japan. No business arrangements resulted from this option and the Company has no further obligations under this agreement.

    In December 1994, the Company entered into a license agreement with Eli Lilly and Company ("Lilly"). Under the agreement, Lilly agreed to provide funding for the Company's research in AutoImmune-mediated diabetes in exchange for certain worldwide license rights for the manufacture, distribution and sale of the related products. The agreement provides that Lilly will fund and conduct Phase II and III clinical trials. In addition, Lilly will make payments to the Company upon achievement of certain milestones as defined in the agreement and for royalties earned by the Company based on sales by Lilly of related products. Lilly has the right to terminate the agreement at any time, in which event the Company retains all rights to the product. As of December 31, 1995, no payments had been earned by the Company.

    In October 1992, the Company entered into an agreement with the Joslin Diabetes Center ("Joslin") in which the Company agreed to provide funds up to $237,000 for research pertaining to oral tolerance therapy in diabetes. In connection with this agreement, the Company will have exclusive rights to all results of the research and will pay royalties to Joslin based on a percentage of net sales, royalties and milestone payments received by the Company after the first commercial sale of a product. The Company's obligations under this agreement related to the payment of royalties will terminate at such time as there are no pending patents and no unexpired patents covered by this agreement. On January 6, 1995, the Company exercised its right to terminate the funding of future research under this agreement.

    Under a license agreement, effective in 1992, Schering Corporation ("Schering") provided funding of $537,000 for the year ended December 31, 1993 for an initial clinical study of the Company's rheumatoid arthritis products. Upon completion of this study, Schering elected not to exercise an option to develop and commercialize the Company's rheumatoid arthritis products. The Company retains all rights to these products.

Autoimmune Inc.
(A devlopment stage company)
Notes to the Financial Statements
================================================================================

    Purchase Agreement
    In August 1994, the Company entered into a purchase agreement with Scientific Protein Laboratories ("SPL") for the manufacture and supply of the Company's multiple sclerosis product. The Company has minimum purchase obligations of $330,000 and $360,000 for the years ending September 30, 1996 and 1997, respectively. Purchases aggregated $187,000 and $338,000 under this agreement for the year ended December 31, 1994 and 1995, respectively.

    Leases
    The Company leases its facilities under an operating lease which includes renewal and escalation clauses. The operating lease for facilities provides for monthly rental payments and estimated monthly operating charges which cover building maintenance costs and real estate taxes. Additionally, the Company has the option to sublease office or laboratory space under the agreement.

    Total rent expense was $300,000 and $333,000 for the years ended December 31, 1994 and 1995, respectively. Future minimum lease commitments due under non-cancelable operating leases and capital lease obligations at the end of each year are as follows:

                                                             Capital           Operating
                                                              leases            leases

      1996                                                   $497,000           $417,000
      1997                                                    458,000            429,000
      1988                                                    131,000            500,000
      1999                                                     -                 458,000
      2000                                                     -                   -
    Thereafter                                                 -                   -
                                                          ------------       -------------
    Total obligations                                       1,086,000         $1,804,000
                                                                             -------------
    Less - amount representing interest                        55,000
                                                          ------------

                                                           $1,031,000
                                                          ============

    Subsequent to December 31, 1995 the Company received a $1,500,000 lease line from an unaffiliated third party. The term for each lease under the agreement is thirty-six months and bears interest at a rate determinable on the lease date. The Company is required to meet certain financial covenants during the lease term. If the Company violates any of the covenants the Lessor may require additional cash collateral, not to exceed the amount of the remaining balance.

12. Employee Savings Plan

    In 1993, the Company initiated an employee savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to substantially all employees. The Company has made no contributions to the 401(k) Plan since inception.

                                AutoImmune Inc.
                         Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves

                                   Additions

                                           (1)            (2)
                          Balance at     Charged to    Charged to                Balance at
                           beginning     costs and     to other    Deductions-       end
Description                of period     expenses      accounts    write-offs      of period
- ------------------------------------------------------------------------------------------------------------------------------------


Deferred tax asset
 valuation allowance

Year ended December 31,

     1995                  $15,124,000   $5,843,000  $     -      $    -         $20,967,000
     1994                    8,181,000    6,943,000        -           -          15,124,000
     1993                    4,350,000    3,831,000        -           -           8,181,000

                                 EXHIBIT INDEX

Exhibit
Number  Description                                                                  Page
- ------  -----------                                                                  ----
  3.1   -  Restated Certificate of Incorporation*
  3.2   -  By-Laws**
  4.1   -  Specimen Common Stock Certificate**
 10.1   -  Amended and Restated 1988 Stock Option Plan effective December 14,
           1992*+
 10.2   -  Agreement, dated March 18, 1992, between AutoImmune Inc. and
           Schering Corporation**++
 10.3   -  Lease Agreement, dated November 1992, between AutoImmune Inc. and
           Ledgemont Realty Trust**
 10.4   -  Amended and Restated Research and Development Agreement, dated July 1,
           1992, between AutoImmune Inc. and The Brigham and Women's Hospital,
           Inc.**
 10.5   -  Research Agreement, dated October 21, 1992, and Royalty Agreement, dated 1992, between AutoImmune Inc. and Joslin Diabetes Center.**
 10.6   -  Research Agreement, dated July 1, 1992, Royalty Agreement, dated June
           6, 1990, and Research Agreement, dated July 1990, between AutoImmune
           Inc. and the Beth Israel Hospital**
 10.7   -  Cooperative Research and Development Agreement, effective July 1,
           1990, among the National Eye Institute of the National Institutes of
           Health, The Brigham and Women's Hospital and AutoImmune Inc.**
 10.8   -  Retainer Agreement, dated June 1, 1992, between AutoImmune Inc. and
           Cato Research Ltd.**
 10.9   -  Employment Agreement, dated April 2, 1992, between AutoImmune Inc. and
           Robert C. Bishop**+
 10.10  -  Amended Consulting Agreement, dated July 1992, and Amended and
           Restated Consulting Agreement, dated November 1988, between AutoImmune
           Inc. and Howard L. Weiner, M.D.**
 10.11  -  Amended Consulting Agreement, dated July 1992, and Amended and
           Restated Consulting Agreement, dated November 1988, between AutoImmune
           Inc. and David A. Hafler, M.D.**
 10.13  -  Consulting Agreement, dated February 1, 1989, between AutoImmune Inc.
           and James P. Tam, Ph.D.**
 10.14  -  Scientific Advisory Board Agreement, dated August 5, 1992, and
           Consulting Service Agreement, dated August 5, 1992, between AutoImmune
           Inc. and Jack L. Strominger, M.D.**
 10.15  -  Scientific Advisory Board Agreement, dated August 11, 1992, between
           AutoImmune Inc. and Herman N. Eisen, M.D.**
 10.16  -  Scientific Consultant Agreement, dated July 16, 1992, between Auto-
           Immune Inc. and Henry Oettinger, Ph.D.**
 10.17  -  Nonemployee Director Stock Option Plan***+
 10.18  -  Employee Stock Purchase Plan****+
 10.19  -  License and Collaboration Agreement dated December 1, 1994 between
           AutoImmune Inc. and Eli Lilly and Company.++
 10.20  -  First Amendment to Lease dated October 31, 1993 between AutoImmune
           Inc. and Ledgemont Realty Trust.
 10.21  -  Second Amendment to Lease dated February 1, 1996 between AutoImmune
           Inc. and Ledgemont Realty Trust.
 23     -  Consent of Price Waterhouse LLP

- -------------------------------------

* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).

** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-55430).

*** Incorporated by reference to Appendix A to the Companys' definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.

**** Incorporated by reference to the Company's Registration Statement on Form
     S-8 filed with the Securities and Exchange Commission on August 17, 1994 (Registration No. 33-82972).

+    Required to be filed pursuant to Item 14(c) of Form 10-K.

++ The Company has been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.