Form 10-Q
period 1996-06-30
AUTOIMMUNE INC
filed 1996-08-06
CIK 879106

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1996                 Commission File No. 0-20948
                                                                        -------



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


         YES        X                   NO
             ----------------------         ----------------------



 Number of shares outstanding of the registrant's Common Stock as of July 31,
                                     1996:

Common Stock, par value $.01                      16,285,567 shares outstanding

                                AUTOIMMUNE INC.


                          QUARTER ENDED JUNE 30, 1996


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                   Page Number

Item 1 - Financial Statements

         Balance Sheet
            December 31, 1995 and June 30, 1996.................................     2

         Statement of Operations
            for the three months ended June 30, 1995 and 1996, the six months ended June 30, 1995 and 1996 and for the period from inception
            (September 9, 1988) through June 30, 1996...........................     3

         Statement of Cash Flows
            for the six months ended June 30, 1995 and 1996
            and for the period from inception (September 9, 1988)
            through June 30, 1996...............................................     4

         Notes to the Unaudited Financial Statements............................     5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........................     7


PART II - OTHER INFORMATION
Item 6(b) - Reports on Form 8-K.................................................     9

Signatures......................................................................     10

                               AUTOIMMUNE, INC.
                         (A development stage company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                               December 31,         June 30,
                                                                   1995               1996
                                                              ---------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $    29,087,000    $    11,813,000
   Marketable securities                                           41,366,000         49,816,000
   Interest receivable                                                160,000            167,000
   Prepaid expenses and other current assets                          172,000            501,000
                                                              ---------------    ---------------
              Total current assets                                 70,785,000         62,297,000

Fixed assets, net                                                   2,166,000          2,362,000
Other assets                                                           30,000             30,000
                                                              ---------------    ---------------
                                                              $    72,981,000    $    64,689,000
                                                              ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $       944,000    $     2,039,000
   Accrued expenses                                                   588,000            641,000
   Current portion of obligations under capital leases                462,000            600,000
                                                              ---------------    ---------------
              Total current liabilities                             1,994,000          3,280,000
                                                              ---------------    ---------------
Obligations under capital leases                                      569,000            576,000
                                                              ---------------    ---------------
Commitments and contingencies
                                                              ---------------    ---------------
Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 16,282,067 and 16,285,567 shares issued and
    outstanding at December 31, 1995 and June 30, 1996,
    respectively                                                      163,000            163,000
   Additional paid-in capital                                     116,797,000        116,819,000
   Deficit accumulated during the development stage               (46,611,000)       (56,138,000)
   Valuation allowance for marketable securities                       69,000            (11,000)
                                                              ---------------    ---------------
                                                                   70,418,000         60,833,000
                                                              ---------------    ---------------
                                                              $    72,981,000    $    64,689,000
                                                              ===============    ===============


                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                                                Period from
                                                                                                                  inception
                                            Three months ended              Six months ended                 (September 9, 1988)
                                        June 30,        June 30,        June 30,         June 30,                  through
                                         1995            1996            1995             1996                  June 30, 1996
                                   ---------------   -------------    -------------    -------------         ------------------
Revenue:
  Research and development
    revenue under collaborative
    agreements                     $        --       $      --        $      --        $      --             $         955,000
  License option fees                       --              --               --               --                     2,200,000
                                   ---------------   -------------    -------------    -------------         ------------------
    Total revenue                           --              --               --               --                     3,155,000
                                   ---------------   -------------    -------------    -------------         ------------------

Costs and expenses:
  Research and development:
    Related party                         593,000         536,000        1,140,000        1,070,000                 13,880,000
    Other                               3,819,000       5,142,000        6,791,000        8,908,000                 43,063,000
  General and administrative              530,000         585,000        1,034,000        1,185,000                  8,084,000
                                   ---------------   -------------    -------------    -------------         ------------------

    Total costs and expenses            4,942,000       6,263,000        8,965,000       11,163,000                 65,027,000
                                   ---------------   -------------    -------------    -------------         ------------------

Interest income                           241,000         873,000          494,000        1,669,000                  5,923,000
Interest expense                          (14,000)        (23,000)         (29,000)         (33,000)                  (185,000)
                                   ---------------   -------------    -------------    -------------         ------------------

                                          227,000         850,000          465,000        1,636,000                  5,738,000
                                   ---------------   -------------    -------------    -------------         ------------------

Net loss                           $   (4,715,000)   $ (5,413,000)    $ (8,500,000)    $ (9,527,000)         $     (56,134,000)
                                   ===============   =============    =============    =============         ==================


Net loss per share                 $        (0.38)   $      (0.33)    $      (0.71)    $      (0.59)
                                   ===============   =============    =============    =============

Weighted average common
  shares outstanding                   12,265,183      16,284,743       11,975,297       16,283,682
                                   ===============   =============    =============    =============

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                                                                           Period from
                                                                                                            inception
                                                                                                        (September 9, 1988)
                                                                              Six months ended               through
                                                                        June 30, 1995  June 30, 1996       June 30, 1996
                                                                       --------------  --------------  ---------------------
Cash flows from operating activities:

Net loss                                                               $  (8,500,000)  $  (9,527,000)  $         (56,134,000)
Adjustment to reconcile net loss to net cash
  used by operating activities:
   Interest expense related to demand notes
     converted into Series A mandatorily
     redeemable covertible preferred stock                                         -               -                  48,000
   Patent costs paid with junior convertible
     preferred and common stock                                                    -               -                   3,000
   Depreciation and amortization                                             335,000         421,000               2,086,000
   Decrease in capitalized patent costs                                            -               -                 563,000
   (Increase) decrease in interest receivable                                113,000          (7,000)               (167,000)
   Increase in prepaid expenses                                              (66,000)       (329,000)               (501,000)
   Increase in accounts payable                                              298,000       1,095,000               2,039,000
   Increase (decrease) in accrued expenses                                   (65,000)         53,000                 641,000
                                                                       -------------   -------------   ---------------------
               Net cash used by operating activities                      (7,885,000)     (8,294,000)            (51,422,000)
                                                                       -------------   -------------   ---------------------
Cash flows from investing activities:

Purchase of available-for-sale marketable securities                               -     (20,267,000)           (178,638,000)
Proceeds from sale/maturity of available-for-sale marketable securities            -      11,737,000             117,800,000
Proceeds from maturity of held-to-maturity marketable securities           5,956,000               -              11,011,000
Purchase of fixed assets                                                     (88,000)       (617,000)             (4,323,000)
Increase in patent costs                                                           -               -                (563,000)
Increase in other assets                                                           -               -                (155,000)
                                                                       -------------   -------------   ---------------------
               Net cash provided (used) by investing activities            5,868,000      (9,147,000)            (54,868,000)
                                                                       -------------   -------------   ---------------------
Cash flows from financing activities:

Proceeds from sale-leaseback of fixed assets                                       -         480,000               2,313,000
Payments on obligations under capital leases                                (220,000)       (335,000)             (1,137,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                                    -               -              10,011,000
Proceeds from bridge notes                                                         -               -                 300,000
Proceeds from issuance of common stock                                     9,165,000          22,000             104,416,000
Proceeds from issuance of convertible notes payable                                -               -               2,200,000
                                                                       -------------   -------------   ---------------------
              Net cash provided by financing activities                    8,945,000         167,000             118,103,000
                                                                       -------------   -------------   ---------------------
Net increase (decrease) in cash and cash equivalents                       6,928,000     (17,274,000)             11,813,000

Cash and cash equivalents, beginning of period                             3,368,000      29,087,000                       -
                                                                       -------------   -------------   ---------------------
Cash and cash equivalents, end of period                               $  10,296,000 $    11,813,000   $          11,813,000
                                                                       =============   =============   =====================

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Interim Financial Data

The interim financial data for the three month periods ended June 30, 1995 and 1996, the six month periods ended June 30, 1995 and 1996, and for the period from inception (September 9, 1988) through June 30, 1996 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1995 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

Cash Equivalents and Marketable Securities

The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1995 and June 30, 1996:


                                   December 31,    June 30,
                                       1995          1996
                                 --------------  ------------
Money Market                        $12,736,000   $ 8,779,000
U.S. Government debt securities      16,292,000     1,979,000
                                 --------------  ------------
                                    $29,028,000   $10,758,000
                                 ==============  ============


The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1995 and June 30, 1996 which are carried out at fair market value:


                         Maturity           Fair        Unrealized  Unrealized
                           term            value          gains       losses     Amortized cost
                    -----------------     -----------   ----------  ----------   --------------
December 31, 1995

U.S. Government
  debt securities       within 1 year     $32,252,000     $23,000     $    -        $32,229,000

U.S. Government
  debt securities   between 1-5 years       9,114,000      46,000           -         9,068,000
                                          -----------   ----------  ----------   --------------

                                          $41,366,000     $69,000      $    -       $41,297,000
                                          ===========   ==========  ==========    =============


                           Maturity           Fair      Unrealized  Unrealized
                             term            value        gains       losses     Amortized cost
                     ------------------ ------------  ------------  -----------  --------------
June 30, 1996

U.S. Government
  debt securities      within 1 year      $39,786,000    $  4,000    $(12,000)     $39,794,000
U.S. Government
  debt securities    between 1-5 years     10,030,000       3,000      (6,000)      10,033,000
                                        ------------- ------------  -----------  --------------

                                          $49,816,000     $ 7,000    $(18,000)     $49,827,000
                                        ============= ============  ===========  ==============

Marketable securities which were purchased and sold in periods prior to adoption of FAS 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

Fixed Assets

Fixed assets consist of the following:


                                                 Estimated
                                                useful life        December 31,    June 30,
                                                  (years)              1995          1996
                                              -----------------   -------------  ------------

Laboratory equipment                                  4 - 5          $2,638,000    $2,760,000
Office and computer equipment                         4 - 5             417,000       469,000
Leasehold improvements                                5 - 7             592,000       594,000
Construction in-progress                                                 -            418,000
                                                                  -------------   -----------
                                                                      3,647,000     4,241,000

Less-accumulated depreciation
and amortization                                                      1,481,000     1,879,000
                                                                  -------------   -----------
                                                                     $2,166,000    $2,362,000
                                                                  =============   ===========

In March 1996, the Company sold assets which had a net book value of $432,000 for $480,000 which were immediately leased back to the Company under a capital lease agreement. The gain resulting from these sales has been deferred and is being amortized to operations in proportion to the amortization of the related leased assets.

Accrued Expenses

Accrued expenses consist of the following:

                                        December 31,    June 30,
                                            1995          1996
                                       --------------  -----------

Accrued employee costs                    $  372,000    $  489,000
Accrued professional fees                    216,000       152,000
                                       ---------------  -----------

                                          $  588,000    $  641,000
                                       ===============  ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through June 30, 1996, the Company has incurred ongoing losses from operations and has cumulative losses as of June 30, 1996 totaling $56,134,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 1996 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects that research and development and sales and marketing expenses will increase in connection with new product development and the creation of the Company's sales and marketing organization. Accordingly, the Company expects to continue to incur substantial losses for the foreseeable future.

Three and Six Month Periods Ended June 30, 1995 and 1996

Research and development expenses were $4,412,000 and $5,678,000 for the three month periods ended June 30, 1995 and 1996, respectively. Research and development expenses were $7,931,000 and $9,978,000 for the six month periods ended June 30, 1995 and 1996, respectively. The increase is due to the advancement of clinical trial activity.

General and administrative expenses were $530,000 and $585,000 for the three month periods ended June 30, 1995 and 1996, respectively. General and administrative expenses were $1,034,000 and $1,185,000 for the six month periods ended June 30, 1995 and 1996, respectively. The increase in general and administrative expense is due primarily to increased personnel costs and corporate activity.

Net interest income was $227,000 and $850,000 for the three month periods ended June 30, 1995 and 1996, respectively. Net interest income was $465,000 and $1,636,000 for the six month periods ended June 30, 1995 and 1996, respectively. The increase is due to a higher balance of cash available for investment.

The net loss was $4,715,000 and $5,413,000 for the three month periods ended June 30, 1995 and 1996, respectively. The net loss was $8,500,000 and $9,527,000 for the six month periods ended June 30, 1995 and 1996, respectively. The change reflects the continued increase in research and development activity levels. The net loss per share decreased from $0.38 for the three months ended June 30, 1995 to $0.33 for the three months ended June 30, 1996. The net loss per share decreased from $0.71 for the six months ended June 30, 1995 to $0.59 for the six months ended June 30, 1996. The change reflects a higher number of weighted average shares outstanding.

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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 1995, and June 30, 1996, the Company's cash and cash equivalents and marketable securities totaled $70,453,000 and $61,629,000, respectively. Current liabilities at December 31, 1995, and June 30, 1996 were $1,994,000 and $3,280,000 respectively.

                                AUTOIMMUNE INC.



PART II - OTHER INFORMATION


Item 6(b) - REPORTS ON FORM 8-K

               A Form 8-K was filed on May 3, 1996 concerning preliminary data from its pilot trial of AI-300 for the treatment of uveitis.

               No other reports on Form 8-K have been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.



SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AUTOIMMUNE INC.




Date:  August 6, 1996                   /s/ Robert C. Bishop
                                        -------------------------------------
                                        Robert C. Bishop
                                        President and Chief Executive Officer



                                        /s/ Michael W. Rogers
                                        -------------------------------------
                                        Michael W. Rogers
                                        Vice President, Chief Financial Officer
                                        and Treasurer