Form 10-Q
period 1996-09-30
AUTOIMMUNE INC
filed 1996-11-06
CIK 879106

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



FOR THE QUARTER ENDED SEPTEMBER 30, 1996      COMMISSION FILE NO. 0-20948
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


                              YES ____X___      NO_______




Number of shares outstanding of the registrant's Common Stock as of October 25,
                                     1996:

       Common Stock, par value $.01        16,346,120 shares outstanding

                                AUTOIMMUNE INC.

                        QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                 Page Number

Item 1 - Financial Statements
Balance Sheet
     December 31, 1995 and September 30, 1996..........................              2

Statement of Operations
     for the three months ended September 30, 1995 and 1996, the nine months ended September 30, 1995 and 1996 and for the period from
     inception (September 9, 1988) through September 30, 1996..........              3

Statement of Cash Flows
     for the nine months ended September 30, 1995 and 1996
     and for the period from inception (September 9, 1988)
     through September 30, 1996........................................              4

Notes to the Unaudited Financial Statements............................              5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................              7


PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K........................................              9

Signatures.............................................................             10


                                AUTOIMMUNE INC.
                         (A development stage company)
                                 BALANCE SHEET
                                  (Unaudited)


                                                                 December 31,        September 30,
                                                                     1995                1996
                                                              ----------------     ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $    29,087,000    $      12,019,000
  Marketable securities                                             41,366,000           43,882,000
  Interest receivable                                                  160,000              287,000
  Prepaid expenses and other current assets                            172,000              536,000
                                                              ----------------    -----------------
      Total current assets                                          70,785,000           56,724,000

Fixed assets, net                                                    2,166,000            2,429,000
Other assets                                                            30,000               30,000
                                                              ----------------    -----------------
                                                               $    72,981,000    $      59,183,000
                                                              ================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $       944,000    $       3,340,000
  Accrued expenses                                                     588,000              662,000
  Current portion of obligations under capital leases                  462,000              686,000
                                                              ----------------    -----------------
      Total current liabilities                                      1,994,000            4,688,000
                                                              ----------------    -----------------
Obligations under capital leases                                       569,000              638,000
                                                              ----------------    -----------------
Commitments and contingencies
                                                              ----------------    -----------------

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares
     authorized; 16,282,067 and 16,317,070 shares issued and
    outstanding at December 31, 1995 and September 30, 1996,
    respectively                                                       163,000              163,000
  Additional paid-in capital                                       116,797,000          117,059,000
  Deficit accumulated during the development stage                 (46,611,000)         (63,374,000)
  Valuation allowance for marketable securities                         69,000                9,000
                                                              ----------------    -----------------
                                                                    70,418,000           53,857,000
                                                              ----------------    -----------------
                                                               $    72,981,000    $      59,183,000
                                                              ================    =================


                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                          Period from
                                                                                                            inception
                                     Three months ended                   Nine months ended            (September 9, 1988)
                                September 30,      September 30,    September 30,     September 30,          through
                                   1995                1996             1995             1996           September 30, 1996
                                -------------      -------------    -------------     -------------     ------------------
Revenue:
  Option fees                     $     1,500,000       -            $     1,500,000       -            $     2,200,000
  Research and development
    revenue under collaborative
    agreements                                -         -                    -             -                    955,000
                                  ---------------   -------------    ---------------   ------------     ---------------
    Total revenue                       1,500,000       -                  1,500,000       -                  3,155,000
                                  ---------------   -------------    ---------------   ------------     ---------------

Costs and expenses:
  Research and development:
    Related party                         573,000         543,000          1,713,000      1,613,000          14,423,000
    Other                               2,741,000       6,871,000          9,532,000     15,779,000          49,934,000
  General and administrative              704,000         598,000          1,738,000      1,783,000           8,682,000
                                  ---------------   -------------    ---------------   ------------     ---------------
    Total costs and expenses            4,018,000       8,012,000         12,983,000     19,175,000          73,039,000
                                  ---------------   -------------    ---------------   ------------     ---------------
Interest income                           516,000         793,000          1,010,000      2,462,000           6,716,000
Interest expense                          (13,000)        (17,000)           (42,000)       (50,000)           (202,000)
                                  ---------------   -------------    ---------------   ------------     ---------------
                                          503,000         776,000            968,000      2,412,000           6,514,000
                                  ---------------   -------------    ---------------   ------------     ---------------
Net loss                          $    (2,015,000)  $  (7,236,000)   $   (10,515,000)  $ (16,763,000)   $   (63,370,000)
                                  ===============   =============    ===============   ============     ================

Net loss per share                $         (0.15)   $      (0.44)   $         (0.84)  $      (1.03)
                                  ===============   =============    ===============   ============

Weighted average common
  shares outstanding                   13,806,993      16,295,718         12,592,296     16,287,723
                                  ===============   =============    ===============   ============




                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                             (Unaudited)

                                                                                                          Period from
                                                                                                            inception
                                                                                                        (September 9, 1988)
                                                                  Nine months ended                          through
                                                      September 30, 1995        September 30, 1996      September 30, 1996
                                                      ------------------        ------------------      -----------------

Cash flows from operating activities:
Net loss                                              $        (10,515,000)     $        (16,763,000)     $       (63,370,000)
Adjustment to reconcile net loss to net cash
  used by operating activities:
   Interest expense related to demand notes
     converted into Series A mandatorily
     redeemable covertible preferred stock                            -                         -                      48,000
   Patent costs paid with junior convertible
     preferred and common stock                                       -                         -                       3,000
   Depreciation and amortization                                   508,000                   670,000                2,335,000
   Decrease in capitalized patent costs                               -                         -                     563,000
   Increase in interest receivable                                 (76,000)                 (127,000)                (287,000)
   (Increase) decrease in prepaid expenses                          62,000                  (364,000)                (536,000)
   Increase (decrease) in accounts payable                        (356,000)                2,396,000                3,340,000
   Increase in accrued expenses                                    182,000                    74,000                  662,000
                                                     --------------------      ---------------------     --------------------

           Net cash used by operating activities               (10,195,000)              (14,114,000)             (57,242,000)
                                                     --------------------      ---------------------     --------------------

Cash flows from investing activities:

Purchase of available-for-sale marketable securities            (5,062,000)              (30,774,000)            (189,145,000)
Proceeds from sale/maturity of available-for-sale
   marketable securities                                             -                    28,197,000              134,260,000
Proceeds from maturity of held-to-maturity
   marketable securities                                         5,956,000                     -                   11,011,000
Purchase of fixed assets                                          (123,000)                 (933,000)              (4,639,000)
Increase in patent costs                                             -                         -                     (563,000)
Increase in other assets                                             -                         -                     (155,000)
                                                      --------------------      ---------------------     --------------------
           Net cash provided (used) by investing
                activities                                         771,000                (3,510,000)             (49,231,000)
                                                      --------------------      ---------------------     --------------------

Cash flows from financing activities:

Proceeds from sale-leaseback of fixed assets                         -                       821,000                2,654,000
Payments on obligations under capital leases                      (332,000)                 (528,000)              (1,330,000)
Net proceeds from issuance of mandatorily
   redeemable convertible preferred stock                            -                         -                   10,011,000
Proceeds from bridge notes                                           -                         -                      300,000
Proceeds from issuance of common stock                          68,575,000                   262,000              104,656,000
Proceeds from issuance of convertible notes payable                  -                         -                    2,200,000
                                                      --------------------      --------------------      -------------------
           Net cash provided by financing activities            68,243,000                   555,000              118,491,000
                                                      --------------------      ---------------------     -------------------
Net increase (decrease) in cash and cash
   equivalents                                                  58,819,000               (17,069,000)              12,018,000

Cash and cash equivalents, beginning of period                   3,368,000                29,087,000                     -
                                                      --------------------      --------------------     --------------------
Cash and cash equivalents, end of period              $         62,187,000      $         12,018,000      $        12,018,000
                                                      ====================      =====================     ====================



                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL DATA

     The interim financial data as of September 30, 1996 and for the three month periods ended September 30, 1995 and 1996, the nine month periods ended September 30, 1995 and 1996, and for the period from inception (September 9, 1988) through September 30, 1996 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1995 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1995 and September 30, 1996:

                                                           December 31,  September 30,
                                                              1995          1996
                                                        --------------- --------------
          Money market                                     $12,736,000    $ 1,528,000
          U.S. Government debt securities                   16,292,000      9,932,000
                                                        --------------- --------------


                                                           $29,028,000    $11,460,000
                                                        --------------- --------------


          The following is a summary of available-for-sale marketable securities held by the Company at
          December 31, 1995 and September 30, 1996 which are carried out at fair market value :



                           Maturity           Fair      Unrealized   Unrealized
                             term            value        gains        losses      Amortized cost
                     ----------------  -------------- -------------- ------------ -----------------
DECEMBER 31, 1995
U.S. Government
    debt securities      within 1 year     $32,252,000     $23,000   $    -        $32,229,000

U.S. Government
    debt securities    between 1-5 years     9,114,000      46,000        -          9,068,000
                                          ------------    --------   ----------     -----------

                                           $41,366,000     $69,000  $    -          $41,297,000
                                          ------------    --------   ----------     -----------
                           Maturity           Fair      Unrealized   Unrealized
                             term            value        gains        losses       Amortized cost
                      -----------------   -----------  ------------  -----------  -----------------
SEPTEMBER 30, 1996

U.S. Government
    debt securities      within 1 year     $10,017,000     $ 9,000     $(14,000)    $10,022,000
U.S. Government
    debt securities    between 1-5 years    33,865,000      16,000       (2,000)     33,851,000
                                          ------------    --------   ----------     -----------

                                           $43,882,000     $25,000     $(16,000)    $43,873,000
                                          ------------    --------   ----------     -----------


          Marketable securities which were purchased and sold in periods prior to adoption of FAS 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the
          "period from inception" column of the statement of cash flows.

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS



3.   FIXED ASSETS

     Fixed assets consist of the following:


                                           Estimated
                                          useful life   December 31,   September 30,
                                            (years)         1995           1996
                                        -------------  --------------  --------------

     Laboratory equipment                       4 - 5     $2,638,000     $3,002,000
     Office and computer equipment              4 - 5        417,000        495,000
     Leasehold improvements                     5 - 7        592,000      1,055,000
                                                         -----------    -----------

                                                           3,647,000      4,552,000

     Less-accumulated depreciation and
        amortization                                       1,481,000      2,123,000
                                                         -----------    -----------
                                                          $2,166,000     $2,429,000
                                                         ===========    ===========

     In March and September 1996, the Company sold assets which had a net book value of $432,000 and $320,000, respectively, for $480,000 and $341,000, respectively, which were immediately leased back to the Company under a capital lease agreement. The gain resulting from these sales has been deferred and is being amortized to operations in proportion to the amortization of the related leased assets.


4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                       December 31,  September 30,
                                           1995           1996
                                       -------------  -------------

     Accrued employee costs                $372,000       $484,000
     Accrued professional fees              216,000        178,000
                                       ------------    -----------
                                           $588,000       $662,000
                                       ============    ===========


                                AUTOIMMUNE INC.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Since its inception through September 30, 1996, the Company has incurred ongoing losses from operations and has cumulative losses as of September 30, 1996 totaling $63,370,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 1996 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects that research and development and sales and marketing expenses will increase in connection with new product development and the creation of the Company's sales and marketing organization. Accordingly, the Company expects to continue to incur substantial losses for the foreseeable future.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996

Revenue of $1,500,000 in 1995 represents fees paid by a Japanese pharmaceutical company for a short-term exclusive right among Japanese companies to review the results of the Phase II dosing study of Colloral/R/. There was no revenue during the nine months ended September 30, 1996.

Research and development expenses were $3,314,000 and $7,414,000 for the three month periods ended September 30, 1995 and 1996, respectively. Research and development expenses were $11,245,000 and $17,392,000 for the nine month periods ended September 30, 1995 and 1996, respectively. The increase is due to the advancement of clinical trial activity.

General and administrative expenses were $704,000 and $598,000 for the three month periods ended September 30, 1995 and 1996, respectively. General and administrative expenses were $1,738,000 and $1,783,000 for the nine month periods ended September 30, 1995 and 1996, respectively. The change in general and administrative expense is due primarily to personnel costs and the timing of corporate activity.

Net interest income was $503,000 and $776,000 for the three month periods ended September 30, 1995 and 1996, respectively. Net interest income was $968,000 and $2,412,000 for the nine month periods ended September 30, 1995 and 1996, respectively. The increase is due to a higher balance of cash available for investment.

The net loss was $2,015,000 and $7,236,000 for the three month periods ended September 30, 1995 and 1996, respectively. The net loss was $10,515,000 and $16,763,000 for the nine month periods ended September 30, 1995 and 1996, respectively. The net loss per share increased from $0.15 for the three months ended September 30, 1995 to $0.44 for the three months ended September 30, 1996. The net loss per share increased from $0.84 for the nine months ended September 30, 1995 to $1.03 for the nine months ended September 30, 1996. The changes reflect the continued increase in research and development activity levels offset by a higher number of weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company 's needs for funds have increased from period to period as it has increased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

                                AUTOIMMUNE INC.


The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the development, clinical, regulatory and marketing aspects of its products, the extent to which it proceeds, if at all, by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements through the filing of the Company's Product License Application for its lead product. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy, and its business will be materially adversely affected.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 1995, and September 30, 1996, the Company's cash and cash equivalents and marketable securities totaled $70,453,000 and $55,901,000, respectively. Current liabilities at December 31, 1995, and September 30, 1996 were $1,994,000 and $4,688,000, respectively.

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


                                   AUTOIMMUNE INC.




Date:  November 6, 1996            /s/ Robert C. Bishop
                                   ---------------------------------------
                                   Robert C. Bishop
                                   President and Chief Executive Officer


                                   /s/ Michael W. Rogers
                                   ----------------------------------------
                                   Michael W. Rogers
                                   Vice President, Chief Financial Officer
                                   and Treasurer