Form 10-K
period 1996-12-31
AUTOIMMUNE INC
filed 1997-03-10
CIK 879106

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /______/

         On February 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $244,539,887. As of February 21, 1997, there were outstanding 16,366,920 shares of the registrant's Common Stock, $0.01 par value.

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of the Company's definitive Proxy Statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1996 are incorporated by reference into Part II hereof as provided therein.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         AutoImmune Inc. (the "Company" or "AutoImmune") is a biopharmaceutical company developing a new class of orally administered pharmaceutical products for the treatment of autoimmune and other cell-mediated inflammatory diseases and conditions. The Company is conducting clinical trials for the following products: Myloral(R), for the treatment of multiple sclerosis ("MS"), Colloral(R), for the treatment of rheumatoid arthritis, and AI 502, for the treatment of chronic transplant rejection. A fourth product, AI 401, for the treatment of Type I diabetes, is in Phase II clinical trials funded by the Company's collaborator, Eli Lilly and Company ("Lilly") and the National Institutes of Health ("NIH"). The Company believes, based on preclinical and clinical data, that its proprietary approach to therapy can induce tissue-specific immunosuppression without toxicity or significant side effects. Additional clinical and commercial advantages of this approach include the ability to administer products orally (the preferred method of treating chronic diseases) and the potential for application to a variety of inflammatory diseases and conditions.

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

         AutoImmune believes it is the leading company developing pharmaceutical products based upon the principles of oral tolerance. The status of each of AutoImmune's principal products is as follows:

         Myloral----AutoImmune is conducting a two-year Phase III pivotal multi-center trial in over 500 patients to investigate the use of Myloral in treating MS. Enrollment in the trial concluded in March 1995 and the last patient visit is expected to occur in late March 1997. The primary endpoint is the reduction in frequency of attacks in relapsing/remitting MS. This Phase III trial follows the conclusion of a 30-patient double-blind Phase I/II trial that showed positive results. The Company is also conducting a 32-patient human immunology study to identify biochemical markers that may help guide treatment with Myloral. In July 1996, researchers at The Brigham and Women's Hospital reported studies which demonstrated that white blood cells from multiple sclerosis patients receiving Myloral produce immune-regulating hormones that may suppress their disease. These studies, which involved 34 MS patients, are the first to demonstrate the cellular mechanism of oral tolerance in humans.

         Colloral----To date, AutoImmune has completed four human clinical trials of Colloral in over 350 patients to investigate its use in treating rheumatoid arthritis. In 1996, the Company initiated three additional Phase II trials, involving more than 800 patients, which were designed to further refine dosage using material produced by the Company's manufacturing process and to gather additional data for use in designing Phase III trials. Preliminary results of these trials are expected to be announced in the second quarter of 1997. In July 1995, the Company announced the results of its Phase II dose ranging clinical trial involving 274 patients with severe, active rheumatoid arthritis. The data showed that patients receiving a 20 microgram dose of Colloral demonstrated statistically significant improvement compared to patients receiving placebo as measured by the Paulus criteria, a commonly used method to discriminate between drug and placebo response in rheumatoid arthritis trials. Colloral was safe and well tolerated by patients at all dose levels.

         AI 401---- In December 1994, the Company entered into a collaborative agreement with Lilly under which Lilly will be responsible for all development, commercialization and manufacturing of the Company's autoimmune-mediated (Type
I) diabetes products. AutoImmune will receive payments based on milestones achieved, as well as royalties based on sales. During 1996, Lilly initiated the first of several Phase II clinical trials to demonstrate human proof of principle for AI 401. The first study is a one-year, double-blind, placebo-controlled trial of 300 patients. In addition, Lilly is providing the oral product for the Diabetes Prevention Trial (DPT-1) being conducted by the NIH. This trial, which is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type I diabetes.

         AI 502--- In January 1997, the Company initiated a clinical trial of tolerizing peptides for the prevention of organ transplant rejection. The open label study, which is being conducted in 15 patients at The Brigham and Women's Hospital, is designed to assess the safety and immunological effects of oral peptides in laboratory measures of transplant rejection. The results of this trial are expected during 1998.

         AI 301----The Company is developing AI 301, a recombinant human protein, for the treatment of uveitis, an inflammatory disease of the eye. Using its first generation product based on animal protein, AI 300, the Company conducted a Phase I/II clinical trial in 45 patients in conjunction with the National Eye Institute of the NIH. Preliminary results of the trial, which concluded in the first quarter of 1996, were encouraging but did not reach statistical significance for the clinical endpoint. The results of the trial are expected to be published in the American Journal of Ophthalmology during the second quarter of 1997. The Company expects that future clinical trials for uveitis will use AI 301, due to the expected lower cost of manufacturing its recombinant product compared to its product based on animal protein.

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

         Leveraging the Company's Technology Platform. The Company believes its technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. In addition to Myloral and Colloral, the Company has several other products in various stages of development, including products to treat Type I diabetes, chronic transplant rejection and uveitis. The Company has, and plans to continue to, seek licensing arrangements, joint ventures or other collaborative agreements to assist in financing the development of one or more of these products. One result of this strategy is the Company's collaboration with Lilly for the development and commercialization of its products to treat autoimmune-mediated diabetes.

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

         Protecting the Company's Competitive Position. From its inception, the Company has sought to establish a strong proprietary position. As of December 31, 1996, the Company had pending 22 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 18 U.S. and foreign patents. The United States Patent and Trademark Office has issued to the Company one patent covering the use of Colloral to treat rheumatoid arthritis in humans; two patents covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by-inhalation administration of compositions containing myelin basic protein or collagen (respectively) or active fragments thereof; and one patent covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof. The European Patent Office has granted a patent which the Company owns covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but an opposition (a proceeding challenging its validity) has recently been filed against this patent by a third party. A number of the pending U.S. applications which the Company owns or to which it has exclusive rights have been allowed and are expected to issue shortly. In addition, the Company expects that Orphan Drug status may provide increased proprietary protection for certain of its products in the United States. The Company has received Orphan Drug status for Myloral for the treatment of MS and for Colloral for the treatment of juvenile rheumatoid arthritis. In addition, the Company anticipates that the United States Food and Drug Administration (the "FDA") will classify its products as "biologics." If the Company's products are so classified, there is no provision for rapid approval of generic competitors after the expiration of any proprietary protection the Company receives.

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

         Autoimmune diseases, which may be crippling or fatal, can strike virtually any tissue or organ. The particular disease that occurs depends upon which healthy tissue is attacked. For example, if the tissue attacked is the brain, multiple sclerosis results; if synovial tissue in joints is the target, rheumatoid arthritis results. Type I diabetes occurs when certain pancreatic cells are the target, and uveitis occurs when cells of the uvea, the middle, vascular layer in the eye, are attacked .

         There is currently no method known for curing autoimmune diseases. They are chronic and require lifelong treatment. Treatments tend to fall into two major categories. The first category involves compounds for palliative treatment, such as anti-inflammatory agents and pain killers for rheumatoid arthritis or insulin for diabetics. In some forms of the diseases, there is no acceptable method of treating even the symptoms. The second category involves the administration of non-specific immunosuppressants, which indiscriminately shut down multiple parts of the immune system. These immunosuppressants usually have serious toxicity and side effect problems with long-term use.

         While there are numerous cell-mediated autoimmune diseases, the Company at present is developing products for four: multiple sclerosis, rheumatoid arthritis, Type I diabetes, and uveitis (or uveoretinitis). Multiple sclerosis is a chronic inflammatory disease of the central nervous system that results from damage to myelin, a substance that encircles and insulates nerve fibers. Symptoms include impaired mobility, visual impairment, slurred speech, sexual dysfunction and poor bladder control. Rheumatoid arthritis is a chronic disease in which the body's immune system attacks synovial tissue in joints, resulting in a progressive, painful inflammation of the joints, along with crippling deformation of the hands, feet, hips, knees and shoulders. In advanced phases of the disease, symptoms include severe pain, body disfiguration and loss of mobility. The autoimmune form of diabetes (Type I, also known as juvenile or insulin-dependent diabetes) is the result of the body's immune system destroying the insulin-producing islet cells in the pancreas. Although the administration of insulin controls the metabolic abnormalities of the disease, it does not always prevent major debilitating effects, which can include neural degeneration, chronic pain, arteriosclerosis, loss of limbs due to peripheral vascular disease, blindness and kidney failure. In its most severe form, diabetes can result in death. The autoimmune form of uveitis is a chronic, degenerative eye disease, resulting in inflammation, discoloration and ultimately blindness.

         In addition, AutoImmune is developing a product for the treatment of transplant rejection which, while not an autoimmune disease, involves similar mechanisms of action. Due to the similarity, the Company believes that its oral tolerance approach may provide an effective therapy for this clinical condition.

         The Company has directed its efforts in these areas because each of these diseases and conditions is mediated by the T cells in the immune system, and thus is well suited to AutoImmune's oral tolerance approach. No completely satisfactory treatment currently exists for any of these conditions.

THE COMPANY'S TECHNOLOGY

         AutoImmune's products are based upon the principles of oral tolerance. Oral tolerance utilizes the natural immune system mechanisms associated with the gut (the small intestine). These mechanisms allow the body to accept ("tolerate") orally ingested proteins (antigens) absorbed through the intestine without stimulating an immune response that would otherwise arise against a foreign substance. In a series of extensive research studies directed by Dr. Howard Weiner, who is one of the Company's principal scientific advisors, it was shown that, when properly activated, these mechanisms can be used to treat autoimmune disorders by selectively suppressing the immune system. This discovery forms the basis of the Company's products and patent claims. See "Patents and Proprietary Rights."

         The Company's method uses therapeutic substances - antigenic proteins or derivatives thereof found in the organs attacked by each disease - which are delivered orally and disassembled in the gut by the normal digestive processes. Specific fragments of these substances (peptides) attach to antigen-presenting cells on the surface of the gut. The cells involved are those associated with Peyer's Patches, which are groupings of immune system cells surrounding the gut that have been reported to induce immune tolerance. This triggers the immune system to initiate a chain of events that results in the creation of regulatory T cells that migrate through the blood and lymph system to suppress or down-regulate the immune response at the targeted organ, thereby mitigating the disease. This suppression can be directed toward the tissue under attack in an autoimmune disease by appropriate selection and dosing of the protein in an orally-delivered product.

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

         AutoImmune's research has indicated that identification of the precise autoantigen for a disease may not be necessary to develop an effective treatment based on oral tolerance. Research has shown that oral tolerance induced by one organ-specific protein is capable of suppressing autoreactive T cells that are attacking a different protein in the same organ. The Company refers to this phenomenon as "bystander suppression," and has filed patents to protect its rights to this discovery. In particular, bystander suppression allows an oral tolerance treatment to be effective even if the autoantigen is not precisely identified or changes during the course of a disease (an effect known as "determinant spreading").

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

         Oral Delivery. AutoImmune's products are administered orally, the preferred method of treating chronic diseases. Other forms of immunotherapy which are being marketed or are known by the Company to be in development by competitors are likely to require chronic intravenous, sub-cutaneous or intra-muscular administration.

         Broad Application. The Company believes that, in addition to the diseases and conditions on which it has been working to date, its oral tolerance approach potentially could be applied to the treatment of a variety of other inflammatory diseases and other clinical conditions, including psoriasis and Alzheimer's disease.

PRINCIPAL PRODUCTS IN DEVELOPMENT

         AutoImmune has products in various stages of development for treating multiple sclerosis, rheumatoid arthritis, Type I diabetes, chronic transplant rejection and uveitis. The chart set forth below describes the stage of development of each of the Company's principal products.



                       PRINCIPAL PRODUCTS IN DEVELOPMENT

PRODUCT                    DISEASE/CONDITION                DEVELOPMENT STATUS
-------                    -----------------                ------------------

Myloral(R)                 Multiple Sclerosis               Phase III pivotal trial in progress; results expected in the second quarter of 1997

Colloral(R)                Rheumatoid Arthritis             Phase II trials in progress; results expected in the second quarter of 1997

AI 401                     Type I Diabetes                  Phase II trials in progress

AI 301                     Uveitis                          Phase I/II trial completed (using AI 300)

AI 502                     Transplant Rejection             Phase I/II trial in progress

         Multiple Sclerosis. Myloral, AutoImmune's proprietary oral formulation of bovine myelin for the treatment of multiple sclerosis, is currently in a double-blind placebo-controlled Phase III clinical trial. This pivotal trial, designed with the FDA, enrolled 515 patients for a two-year observation period, making it one of the largest therapeutic studies ever conducted on MS. Recruitment was completed in March 1995, less than 12 months after initiation. As of December 31, 1996, over 400 of these patients had completed their two years in this trial. The last patient visit is expected to occur late in March 1997. The trial is intended to demonstrate that Myloral reduces the frequency of attacks in relapsing/remitting MS. Clinical observations will be supplemented by data from MRI scans. The patients are stratified into subpopulations based on gender, as well as genetic factors associated with immune response, to permit subgroup analysis and thus determine appropriate labeling. In addition, a pharmacoeconomic study is being conducted simultaneously to analyze the potential savings in healthcare costs from the use of Myloral. In this study, data on the cost of health care-associated events, such as hospitalizations, health professional services, disease-related equipment and sick days, for the patients enrolled in the Phase III trial will be collected throughout the study to compare the differences, if any, between the Myloral and placebo groups. The Company is also conducting a 32-patient human immunology study to identify biochemical markers that may help guide treatment with Myloral.

         The clinical proof of principle study for Myloral was a Phase I/II trial on 30 patients at The Brigham and Women's Hospital. This trial demonstrated positive clinical and immunological effects, especially for certain patient subgroups. Results of this trial were published in the journal, Science, on February 26, 1993. Overall response rates and safety profiles of patients from this study who have continued on Myloral, some up to six years, remain favorable.

         In the July 1996 issue of the Journal of Clinical Investigation, researchers at The Brigham and Women's Hospital reported on additional laboratory studies conducted using Myloral. The studies involved 34 patients, half of whom had received Myloral and half of whom had received no immune regulating drug treatment. The studies demonstrated that white blood cells from MS patients receiving Myloral produce immune-regulating hormones that may suppress the disease. These studies are the first to demonstrate the mechanism of oral tolerance in humans.

         AutoImmune has received Orphan Drug designation for Myloral.

         Approximately 350,000 persons in the United States suffer from MS, of which approximately 45% have relapsing/remitting MS. The patients in the Phase III pivotal trial of Myloral suffer from relapsing/remitting MS. Approximately one-third of individuals with MS stabilize and never reach a severe stage; others have multiple acute attacks as frequently as two to three times a year. In its most severe form, the disease is relentlessly progressive and can result in complete disability within ten years. Since the early 1980s, non-specific immunosuppressants, such as cyclophosphamide and azothioprine, have been used with occasional success to slow the progression of this disease in some patients. None of these treatments is capable of stopping MS attacks or halting the progression of the disease without exposing patients to potentially serious side effects. Since 1993, three products have been approved by the FDA for the treatment of relapsing/remitting MS. All three are indicated for reduction of the frequency of MS exacerbations (one is also approved for slowing the progression of disability associated with MS). Each of these drugs is administered by injection and each has side effects, including injection site reactions and flu-like symptoms or shortness of breath.

         Rheumatoid Arthritis. Colloral, AutoImmune's proprietary oral formulation of Type II collagen, is undergoing a series of Phase II human clinical trials. These studies are designed to build the clinical database required for regulatory approval. More than 350 patients have been involved in the four Colloral trials completed to date, and more than 800 patients are involved in the three Phase II Colloral trials that are in progress.

         During 1996, the Company initiated three Phase II trials to gather important additional data for use in designing Phase III studies, including the optimum dose, the effect of switching patients from a disease modifying anti-rheumatic drug ("DMARD") to Colloral and the relative efficacy of Colloral when compared with a commonly prescribed DMARD. These trials, which are being conducted at 48 sites in the United States, consist of (i) a 360-patient, placebo-controlled dose refinement trial using three different doses, 5, 20 and 60 micrograms; (ii) a 180-patient, placebo-controlled trial testing Colloral in patients who have been withdrawn from methotrexate, a frequently used DMARD; and
(iii) a 270-patient, active control trial testing Colloral against a first line DMARD in patients who have never been on DMARD therapy, but who have responded poorly to nonsteroidal anti-inflammatory drugs ("NSAIDs"). Patients in each of these studies are being treated for six months. Trial results are expected to be announced in the second quarter of 1997.

         In June 1995, the Company completed a six-month, six-center, double-blind Phase II clinical trial involving 274 patients with severe, active rheumatoid arthritis. The results of the study showed that patients receiving a 20 microgram dose of Colloral demonstrated statistically significant improvement compared to patients receiving placebo as measured by the therapeutic response standard known as the Paulus criteria. Results of the study also demonstrated that patient improvement increased as the dosage of Colloral decreased. Colloral was safe and well tolerated by patients at all dose levels. The Paulus criteria, a commonly used method to discriminate between drug and placebo response in rheumatoid arthritis, require that patients achieve at least four of the following six levels of response: 20% or greater improvement in tender joint score, swollen joint score, morning stiffness, or sedimentation rate, and 40% or greater improvement in patient and physician global scores. The analysis showed 39% of patients given the 20 microgram dose of Colloral met this standard, compared with 19% of patients receiving placebo. No patient met all criteria for complete remission of disease. The results of this study were presented in October 1995 at the National Scientific Meeting of the American College of Rheumatology.

         Drugs for rheumatoid arthritis are given chronically and, as a result, long-term safety data are required for approval of all new drugs. AutoImmune has begun to generate long-term safety data on Colloral through an open label continuation trial with patients who have participated in the development program. As of December 31, 1996, of the 237 patients who entered the continuation trial, 121 patients were remaining in the trial.

         Prior to the Phase II trial completed in June 1995, three clinical studies were conducted to provide preliminary efficacy data for Colloral. One of these studies, conducted by Beth Israel Hospital researchers and published in the September 1993 issue of Science, was a double-blind, placebo-controlled three-month trial involving 60 patients. This trial followed a three-month, 10-patient, open label trial, also conducted at Beth Israel Hospital. In addition, Harvard researchers conducted a 10-patient pilot trial in patients with juvenile rheumatoid arthritis ("JRA"). The results of the JRA trial were published in the April 1996 issue of Arthritis and Rheumatism. AutoImmune has received Orphan Drug designation for Colloral for the treatment of JRA.

         It is estimated that 1% of the worldwide population suffers from rheumatoid arthritis. In the United States, 2.1 million patients currently seek treatment for rheumatoid arthritis, including more than 70,000 patients with JRA. There is no known cure, but several approaches are used in an attempt to alleviate two major symptoms of the disorder, pain and inflammation. A number of pain relievers are widely used, but most have undesirable side effects. Similarly, a wide variety of anti-inflammatory agents, ranging from aspirin to NSAIDs , are used with varying degrees of success. The NSAIDs used to alleviate pain and inflammation have undesirable gastrointestinal side effects that limit their use. None of the available NSAIDs work with consistent efficacy on all types of patients. Broad immunosuppressants are also used to treat rheumatoid arthritis but toxicity limits their use.

         Type I Diabetes. The Company has entered into a collaborative agreement with Lilly with respect to the Company's diabetes product. In May 1996, Lilly initiated the first of several Phase II clinical trials to demonstrate human proof of principle for AI 401. The first study is a one-year, double-blind, placebo-controlled trial in 300 patients. This Phase II clinical trial is designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. In January 1997, Lilly initiated a second Phase II trial in France, and is expected to begin a third trial in Italy. In addition, Lilly is providing the oral product for the Diabetes Prevention Trial (DPT-1) being conducted by the NIH. This trial, which began in September 1996 and is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type I diabetes.

         Under the agreement with Lilly, the Company granted to Lilly exclusive worldwide development, manufacturing and marketing rights to its current and any future oral tolerance products for autoimmune-mediated diabetes in return for payments aggregating $20 million if certain milestones are achieved and for royalties based on sales. AutoImmune has royalty-bearing, non-exclusive rights outside the area of autoimmune-mediated diabetes to all developments by Lilly in the field of oral tolerance. Lilly is responsible at its expense for conducting all clinical trials and making all regulatory submissions and product registrations. Lilly may terminate the agreement at any time, in which event the Company retains all rights to the product(s).

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

         Transplant Rejection. In January 1997, the Company initiated a clinical trial of tolerizing peptides for the prevention of organ transplant rejection. The open label study, which is being conducted in 15 patients at The Brigham and Women's Hospital, is designed to assess the safety and immunological effects of oral peptides in laboratory measures of transplant rejection. The results of this trial are expected during 1998. Prior to the initiation of AutoImmune's human clinical program in chronic transplant rejection, the Company conducted several preclinical studies at The Brigham and Women's Hospital which achieved positive results in the suppression of the rejection reaction using peptides.

         Although not an autoimmune disease, the rejection of a transplanted organ by its new host is of interest to the Company because this phenomenon involves a similar cell-mediated mechanism of action. For certain diseases such as end-stage kidney, heart and liver failure, transplantation of donated organs is the only means of keeping the patient alive. Two factors, however, have served to limit the effectiveness of this approach. One factor is lack of donor organs, while the other is the rejection of the transplanted organ as a foreign body by the patient's immune system. The availability of the drug cyclosporin, which suppresses the host's entire immune system, has significantly changed the nature of organ transplantation in recent years. While this drug has allowed transplantation to become a much more widespread clinical procedure, cyclosporin is a powerful, non-specific immunosuppressant that has severe side effects, especially in the kidneys, and exposes the patient to attacks from other diseases and opportunistic infections. The Company believes that its approach offers selective immunosuppression with a lack of toxicity or significant side effects. Approximately 35,000 organ transplants are performed annually worldwide.

         Uveitis. The Company is developing AI 301, a recombinant human protein, for the treatment of uveitis, an inflammatory disease of the eye. Using its first generation, non-recombinant product, AI 300, the Company completed a 45-patient placebo-controlled Phase I/II clinical trial in January 1996. This trial was conducted under the sponsorship of the Company pursuant to a Collaborative Research and Development Agreement ("CRADA") with the National Eye Institute of the NIH. The results of the Phase I/II trial demonstrate that treatment with purified bovine S-antigen is safe and may facilitate the withdrawal of systemic immunosuppressants. Statistical significance, however, was not reached for the clinical endpoints. The results of the trial are expected to be published in the American Journal of Ophthalmology during the second quarter of 1997. The Company expects to move forward in its program for the treatment of uveitis using AI 301, a recombinant form of S-antigen. The Company believes that a recombinant product for this disease is likely to be manufactured at a significantly lower cost than a product based on animal protein.

         Although uveitis can be caused by other factors such as external irritants, the autoimmune form of the disease is particularly severe. Doctors have used non-specific immunosuppressants, such as corticosteroids and cyclosporin, on uveitis patients. Results, however, have not been consistent and serious side effects may occur.

ADDITIONAL PRODUCTS AND RESEARCH PROGRAMS

         The Company's additional research and development efforts are focused on three primary objectives: (i) developing ways to enhance the therapeutic effect of the Company's existing products by combining its products with other compounds or drugs; (ii) developing second generation products using recombinant human proteins and/or peptides; and (iii) expanding the applications of oral tolerance therapy.

  There are two basic approaches under study by the Company to enhance the therapeutic effect of existing products. The first is through the contemporaneous administration of agents such as beta-interferon, interleukin-4, or interleukin-10, which have been demonstrated to predispose the immune system toward the production of regulatory T cells. The second approach is through the contemporaneous administration of agents such as methotrexate which can impact the disease process through its effect on autoreactive T cells. Both methods have been shown in animal studies to increase the effectiveness of oral tolerance therapy.

         The Company is also developing products utilizing recombinant human proteins and/or peptides, which may offer significant improvements from both clinical and commercial perspectives. The Company has begun preclinical studies on AI 101, a second generation product for the treatment of MS, which is based on recombinant protein. In addition, the Company is developing AI 201, a recombinant human form of Colloral, which may provide a second generation product for treating rheumatoid arthritis. The Company entered into a joint research project with Pharming B.V., of Leiden, The Netherlands, to evaluate human collagen, produced in the milk of transgenic animals, in animal models of rheumatoid arthritis. After completion of the currently ongoing Phase II Colloral trials, the companies will evaluate the opportunities for a more extensive collaboration.

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

         In addition to the products it currently is developing, AutoImmune has several research programs involving possible future products. The Company believes its oral tolerance approach may lead to treatments for cell-mediated inflammatory diseases in addition to those it is currently studying. For example, the Company is conducting research on products to treat other diseases, including psoriasis and Alzheimer's disease.

MANUFACTURING

         All of the Company's products for clinical and commercial use must be produced under controlled conditions and under current FDA Good Manufacturing Practices ("GMP"). To ensure compliance with GMP requirements, the Company will be required to maintain sufficient technical staff to oversee all production operations, including quality control, quality assurance, technical support and manufacturing management. To the extent the Company relies upon contract manufacturing arrangements, the Company will depend upon third parties to produce and deliver products in accordance with GMP.

         The Company has a long-term contract manufacturing arrangement with Scientific Protein Laboratories ("SPL"), a subsidiary of American Home Products, under which the Company is able to obtain, through SPL's facilities, clinical and early commercial quantities of bulk Myloral produced using AutoImmune's manufacturing process. The Company also has a long-term contract manufacturing arrangement with Global Pharm of Toronto, Canada, for the encapsulation and packaging of Myloral. In addition, the Company entered into an agreement with Nova-Tech, Inc., a supplier of raw materials relating to the manufacturing of Myloral. The Company is producing Colloral in bulk form for use in its clinical trials from a pilot facility it constructed in 1996. The Company is currently meeting its filling, labeling and packaging requirements for Colloral through arrangements with third parties. The Company will continue to evaluate whether to manufacture bulk product and finished dosage forms for all of its products through contract suppliers, by leasing space in an existing facility or by establishing its own facility on a product-by-product basis.

MARKETING AND SALES

         In order to market any of its products directly, the Company must develop a marketing and sales organization. The Company has begun the planning required to establish a marketing department in late 1997. However, the Company may elect to enter into agreements with established pharmaceutical companies with respect to the marketing of one or more of its products. Such agreements may be exclusive or non-exclusive and may provide for marketing rights worldwide or in specific markets.

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

         The Brigham and Women's Hospital. The Brigham and Women's Hospital, Inc. ("BWH"), a teaching hospital affiliated with Harvard Medical School, has been performing sponsored research for the Company since 1988. The current agreement extends until June 30, 1997 and is automatically renewed for successive two-year periods unless one year's prior written notice is given. The current research budget at BWH provides for expenditures by AutoImmune of approximately $1,227,000 during the twelve months ending June 30, 1997. Under certain circumstances, the Company may reduce its level of expenditures. The Company will own or have exclusive rights to all inventions, improvements and discoveries made at BWH and resulting from the research program, subject to certain rights retained by the U.S. government in any patentable invention conceived or first reduced to practice using federal funds. The Company will pay to BWH a royalty on all products sold by the Company and subject to a patent covering an invention developed under the research program or as to which rights were acquired by the Company from BWH, and a percentage of any royalties received by AutoImmune with respect to sales of such products by others. BWH also will receive a percentage of any milestone payments which the Company is entitled to receive from licensees or other transferees of such a patent after the first commercial sale of a product covered by a patent. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

         BWH is a shareholder of the Company. Both of the scientists who made the discoveries which led to the founding of AutoImmune are affiliated with BWH.

         National Eye Institute. The National Eye Institute ("NEI") is party to a CRADA with AutoImmune and BWH pursuant to which clinical trials of AutoImmune's uveitis product were conducted. The agreement expired June 30, 1996. The NEI is a co-owner with AutoImmune of a patent application directed to the use of oral tolerance to treat uveitis. The NEI has granted BWH an exclusive commercialization license for any and all products or processes developed pursuant to the CRADA (including the uveitis patent application) in exchange for one-half of any royalties with respect to uveitis products collected by BWH pursuant to its agreement with the Company. BWH has in turn granted the Company an exclusive commercialization license with respect to all such technology. The Company and NEI are currently discussing a potential collaboration to develop the Company's second generation product for uveitis, AI 301.

PATENTS AND PROPRIETARY RIGHTS

         The establishment of a strong proprietary position is an important element of AutoImmune's strategy. As of December 31, 1996, the Company had pending 22 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 18 U.S. and foreign patents. The United States Patent and Trademark Office has issued to the Company: one patent covering the use of Colloral to treat rheumatoid arthritis in humans; two patents covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by-inhalation administration of compositions containing myelin basic protein or collagen (respectively) or active fragments thereof; and one patent covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof. The European Patent Office has granted a patent which the Company owns covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but an opposition (a proceeding challenging its validity) has recently been filed against this patent by a third party. A number of the pending U.S. patent applications which the Company owns or to which it has exclusive rights have been allowed and are expected to issue.

         The Company owns a patent application originally filed by BWH for the treatment of autoimmune diseases by oral administration of autoantigens, including a number of specific patent claims directed to treatment of multiple sclerosis. The disclosure contained in this initial patent application has been significantly expanded in a chain of successor applications. There can be no assurance, however, that these patents will be granted or that the Company will succeed in developing additional products that are patentable.

         The Company has applied for patents, or acquired rights to patent applications, covering oral tolerance methods of treating or preventing other specific autoimmune diseases and related conditions, including uveitis, Type I diabetes, transplant rejection and various skin disorders, including psoriasis. It has filed applications that claim tolerization treatment of autoimmune diseases by inhalation of autoantigens in aerosol form, use of synergizing compounds to enhance the treatment of autoimmune disorders, specific peptides thought to be involved in multiple sclerosis, and bystander suppression, by which oral tolerance can be induced without identifying the specific antigen causing an autoimmune disease.

         There can be no assurance that patent applications owned by, or licensed to, the Company will issue or that, if issued, the Company's patents will be valid or that they will provide the Company with meaningful protection against competitors or with a competitive advantage. There can be no assurance that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company and there can be no assurance that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed upon or circumvented by others. In particular, if the Company is unable to obtain issuance of a patent with broad claims with respect to oral tolerance treatment of autoimmune diseases or if the Company is unable to prevail in an opposition by a third party against a foreign patent of the Company with a similar claims scope, a competitor may be able to design around the Company's patent rights by employing a treatment using an antigen that is not covered by the Company's subsisting patents.

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

COMPETITION

         The pharmaceutical industry is highly competitive, and research on the causes of and possible treatments for autoimmune diseases is developing rapidly. The Company competes with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop and market products based on the application of new technologies to the treatment of autoimmune diseases. A significant amount of research in the field is also being conducted at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

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

         For additional information concerning products developed and under development by the Company's competitors to treat multiple sclerosis and rheumatoid arthritis, see "Principal Products in Development-Multiple Sclerosis" and "-Rheumatoid Arthritis."

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

         Further, the FDA may grant Orphan Drug status, under the Orphan Drug Act, to therapeutic agents which are intended to treat a "rare disease or condition," which is generally described as a disease or condition that affects fewer than 200,000 individuals in the United States, but also includes multiple sclerosis and certain other diseases. Orphan Drug status confers upon the sponsor tax credits for the amounts expended on clinical trials, as well as marketing exclusivity for the proposed therapeutic indication for a period of seven years following approval of a New Drug Application ("NDA") or Product License Application ("PLA"). This status does not convey any advantage during regulatory review, but it is possible that products may qualify both for Orphan Drug status and also for fast-track regulatory review. Myloral for multiple sclerosis and Colloral for juvenile rheumatoid arthritis have been designated as Orphan Drugs. The Company also expects to apply for Orphan Drug status on AI 301, its product for uveitis. To receive the benefits of Orphan Drug designation, however, the Company must be first to receive FDA approval of the product for the particular indication.

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

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess potential product safety and efficacy. The results of the preclinical tests are submitted to the FDA as part of an IND, and, unless the FDA objects, the IND becomes effective, and clinical trials may begin, 30 days after the FDA receives the filing.

         The initial clinical evaluation, Phase I trials, generally involve administration of a product to a small number of persons. The product is tested for safety, dosage tolerance, metabolism, and pharmacokinetic properties. Phase II trials generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. Phase III trials generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues or if there is convincing evidence that a drug is not effective for the purpose for which it is being investigated. Each of AutoImmune's clinical trials will be conducted with the approval of an Institutional Review Board at the institution where the trial will be conducted. The Institutional Review Board considers, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Pivotal Phase III trials are designed to demonstrate definitive efficacy. More than one trial is usually required for FDA approval to market a drug. The results of the preclinical and clinical trials are submitted after completion of the pivotal Phase III trials in the form of a PLA or NDA for approval to commence commercial sales. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may also require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

         The length of the regulatory review process cannot be predicted with certainty for new individual products. The Drug Price Competition and Patent Term Restoration Act, however, defines the original period of enforceability for a product or use patent to be 17 years from issuance or 20 years from filing. Under certain circumstances, to compensate the patent holder for the time required for FDA regulatory review, this period may be extended for up to 5 years. This Act also establishes a period following FDA approval of a product during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors.

         The Company also will be subject to government regulations enforced under the Occupational Safety and Health Act, the Environmental Protection Act, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other national, state or local restrictions.

         In addition, the Company's ability to successfully commercialize human therapeutic products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development.

EMPLOYEES

         As of February 21, 1997, AutoImmune employed 72 individuals full-time, 20 of whom hold Ph.D. or M.D. degrees. Of its total work force, 63 employees are engaged in research and development activities and nine are devoted to support and administrative activities. AutoImmune believes it maintains good relations with its employees.

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

         Developmental Stage of the Company's Products. The Company has not yet completed the development of any products. The Company's products will require significant additional clinical testing and investment prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. The Company has a number of products in clinical development, including Myloral, Colloral, AI 401 and AI 502. Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the product will be obtained. Clinical trials may be terminated at any time for many reasons, including toxicity or a lack of efficacy based upon interim examinations of clinical trial data or adverse event reporting. There can be no assurance that any of the Company's products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed or that the Company will not encounter problems in clinical trials that will cause the Company to delay or suspend product development. None of the Company's products is expected to be commercially available in 1997.

         History of Operating Losses; Lack of Product Revenues. The Company has accumulated net losses, from its inception in 1988 through December 31, 1996, of approximately $70,091,000. The Company expects to continue to incur loses for a number of years as the Company's research, development and clinical trial programs and related expenses expand. The Company's ability to achieve a profitable level of operations is dependent on successfully completing the development of its products, obtaining required regulatory approvals, and manufacturing and marketing its products. There can be no assurance that the Company will achieve a profitable level of operations.

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

         Additional Financing Requirements and Access to Capital. Since inception, the Company has raised net proceeds of approximately $117,000,000 from the sale of equity securities in private placements and public stock offerings. The Company will require substantial funds for further research and development, existing and planned clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements through the filing of the Company's PLA for its lead product. Thereafter, the Company will need to raise substantial additional capital to fund its operations, including clinical trials.

         The Company intends to seek such additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity or otherwise modify its business strategy, and its business will be materially adversely affected.

         Dependence on Collaborative Agreements. One of the Company's historic objectives has been to enter into licensing agreements or joint ventures with established pharmaceutical companies for products to be sold in foreign markets or for products to treat diseases which involve large physician audiences and/or which are expected to have longer regulatory approval cycles. The Company has such an agreement with Lilly with respect to autoimmune-mediated diabetes products. There can be no assurance that the Company will be able to negotiate other acceptable arrangements in the future, to the extent the Company desires to do so, or that such arrangements will be successful.

         The majority of the Company's basic research to date has been done through agreements with The Brigham and Women's Hospital and other medical research institutions. Since 1993, the Company has conducted some research and most of its development activities internally, and currently the Company has 63 full-time employees engaged in research and product development. Nevertheless, the Company expects to continue to be at least partially dependent upon research performed under contract with The Brigham and Women's Hospital. If the Company is unable to maintain this relationship, the Company would be adversely affected and the Company's ability to commercialize future products would be delayed.

         Manufacturing and Marketing. The Company has not yet introduced any products and has limited manufacturing experience. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company currently has limited facilities for manufacturing its products under development and has until recently obtained all of its products for clinical trials from contract manufacturing companies. In order to manufacture its products in commercial quantities, the Company will need to develop its own manufacturing facilities or contract with third parties to manufacture its products. To the extent the Company relies upon contract manufacturers, there can be no assurance that such parties will perform their obligations in a timely fashion. Any failures by third parties could cause a delay in clinical trials, commercialization of product, or the ability to supply the market. The Company has entered into agreements with Scientific Protein Laboratories, a subsidiary of American Home Products, Global Pharm of Toronto, Canada, and Nova-Tech, Inc., with respect to Myloral. There can be no assurance that the Company will be able to enter into agreements for its other products, to the extent the Company desires to do so, on favorable terms, if at all.

         To the extent that the Company chooses to establish its own manufacturing capability, there can be no assurance that the Company will be successful in doing so. The Company is producing Colloral in bulk form for use in its clinical trials from a pilot facility it constructed in 1996. Developing its own full-scale manufacturing facilities will require substantial additional funds. All manufacturing facilities must comply with applicable regulations of the FDA. No assurance can be given that the Company's products will not require raw materials for which the sources and amount of supply are limited. An inability to obtain adequate supplies of such raw materials could significantly delay the development, regulatory approval and marketing of the Company's products.

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

         Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents and Orphan Drug protection, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent the Company's rights. The Company has received or has exclusive rights to 18 U.S. and foreign patents. The Company has filed and is actively pursuing numerous applications for additional U.S. and foreign patents, and is an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent Office or enforced by the federal courts. Thus, there can be no assurance that any patents issued to the Company will provide the Company with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede the ability of the Company to do business or that third parties will not be able to circumvent the Company's patents, that any of the Company's patent applications will result in the issuance of patents or that the Company will develop additional proprietary products that are patentable. Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of the Company's products, or, if patents are issued to the Company, design around the patented products developed by the Company. Although the Company has obtained Orphan Drug status in the United States for some of its products, it also must be the first to market an effective treatment for a particular disease in order to obtain the protections afforded to Orphan Drugs.

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

ITEM 2.  PROPERTIES

         AutoImmune's administrative offices and research facilities occupy approximately 33,000 square feet of leased space in Lexington, Massachusetts. In addition, AutoImmune has signed a lease for 9,000 square feet of space adjoining its current facilities, which the Company expects to occupy in late 1997. The leases run through November 1999. The Company believes that its facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company expands its manufacturing operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation or legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol AIMM. The following table shows the quarterly high and low closing price on Nasdaq for a share of the Company's common stock for the fiscal years ended December 31, 1995 and 1996.


                                        Price range of
                                         common stock
                                        --------------
                                        High        Low
                                        ----        ---
Fiscal year ending December 31, 1995
  First quarter                         $ 6.75      $ 4.75
  Second quarter                        $13.38      $ 6.38
  Third quarter                         $17.00      $ 9.75
  Fourth quarter                        $16.00      $ 8.50


Fiscal year ending December 31, 1996
  First quarter                         $13.88      $ 8.13
  Second quarter                        $11.75      $ 7.88
  Third quarter                         $10.00      $ 7.88
  Fourth quarter                        $17.00      $11.13


         As of February 21, 1997, there were 304 record holders of the Company's Common Stock.

         AutoImmune has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, and therefore does not anticipate paying any cash dividends on its capital stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below are derived from financial statements that have been audited by Price Waterhouse LLP, independent accountants. The balance sheet at December 31, 1995 and 1996 and the related statements of operations and of cash flows for the three years ended December 31, 1996 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Form 10-K.

                                                              Year ended December 31,
                                   ====================================================================================
                                           1992             1993             1994             1995             1996
                                   ---------------- ---------------- ---------------- ---------------- ----------------
STATEMENT OF OPERATIONS DATA:
Revenue:
 Option fees                        $     700,000    $     --         $     --         $   1,500,000    $     --
 Research and development
   revenue under collaborative
   agreements                             418,000          537,000          --               --               --
                                    -------------    -------------    -------------    -------------    -------------
     Total revenue                      1,118,000          537,000          --             1,500,000          --
                                    -------------    -------------    -------------    -------------    -------------
Costs and expenses:
  Research and development:
    Related party                       1,664,000        2,390,000        2,257,000        2,294,000        2,158,000
    Other                               2,506,000        5,860,000       11,381,000       12,554,000       22,029,000
  General and administrative              999,000        1,555,000        1,662,000        2,213,000        2,414,000
                                    -------------    -------------    -------------    -------------    -------------
     Total costs and
      expenses                          5,169,000        9,805,000       15,300,000       17,061,000       26,601,000
                                    -------------    -------------    -------------    -------------    -------------
Loss from operations                   (4,051,000)      (9,268,000)     (15,300,000)     (15,561,000)     (26,601,000)

Interest income, net                      194,000        1,174,000          623,000        1,968,000        3,117,000
                                    -------------    -------------    -------------    -------------    -------------
Net loss                            $  (3,857,000)   $  (8,094,000)   $ (14,677,000)   $ (13,593,000)   $ (23,484,000)
                                    =============    =============    =============    =============    =============
Net loss per share (1)              $       (2.89)   $       (0.85)   $       (1.44)   $       (1.01)   $       (1.44)
                                    =============    =============    =============    =============    =============
Weighted average common
 shares outstanding (1)                 1,334,194        9,474,968       10,205,567       13,522,091       16,303,051
                                    =============    =============    =============    =============    =============
                                                                        December 31,
                                   ====================================================================================
                                           1992             1993             1994             1995             1996
                                   ---------------- ---------------- ---------------- ---------------- ----------------
BALANCE SHEET DATA:
Cash, cash equivalents and
 marketable securities              $   2,677,000    $  29,963,000    $  15,568,000    $  70,453,000    $  49,310,000
Working capital                         1,226,000       29,608,000       13,825,000       68,791,000       45,453,000
Total assets                            3,998,000       32,142,000       18,218,000       72,981,000       52,462,000
Capital lease obligations
 less current maturities                  --               735,000        1,031,000          569,000          627,000
Mandatorily redeemable
 convertible preferred stock           12,559,000          --               --               --               --
Deficit accumulated during
 development stage                    (10,247,000)     (18,341,000)    (33,018,000)      (46,611,000)     (70,095,000)
Total stockholders' equity
 (deficit)                            (10,140,000)      30,025,000      15,102,000        70,418,000       47,341,000

---------------------------
(1) Net loss per share is calculated by dividing net loss by the weighted average number of Common Stock and Common Stock equivalents outstanding during the year. This calculation excludes antidilutive Common Stock equivalents and stock options and warrants. In accordance with Staff Accounting Bulletin No. 83, Common Stock and Common Stock options sold at prices below the per share offering price in the twelve months preceding the Company's initial public offering are included in the calculation as if outstanding for all periods presented prior to the initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

         Since its inception through December 31, 1996, the Company has incurred ongoing losses from operations and has cumulative losses as of December 31, 1996 totaling $70,091,000. To date, the Company has not recorded any revenue from the sale of products. Revenue recorded through December 31, 1996 was earned in connection with contract research and the granting of certain short-term rights.

         The Company expects that research and development and sales and marketing expenses will increase in connection with new product development and the creation of the Company's sales and marketing organization. Accordingly, the Company expects to continue to incur substantial losses for the foreseeable future.

Years Ended December 31, 1995 and 1996

         Revenue for the year ended December 31, 1995 of $1,500,000 represents fees paid by a Japanese pharmaceutical company for a short-term exclusive right among Japanese companies to review the results of the Phase II dosing study of Colloral. No revenue was earned in the year ended December 31, 1996.

         Research and development expenses were $14,848,000 in 1995, as compared with $24,187,000 for the year ended December 31, 1996. The increase is due to the advancement of clinical trial activity and the scale-up of manufacturing capacity.

         General and administrative expenses were $2,213,000 in 1995, as compared with $2,414,000 for the year ended December 31, 1996. The increase is due primary to personnel costs and the timing of corporate activity.

         Net interest income was $1,968,000 in 1995, as compared with $3,117,000 for the year ended December 31, 1996. The increase is due to a higher balance of cash available for investment.

         The net loss was $13,593,000 in 1995, as compared with $23,484,000 for the year ended December 31, 1996. The increase reflects the continued growth in the Company's development activities. The net loss per share increased from $1.01 for the year ended December 31, 1995 to $1.44 for the year ended December 31, 1996 due to an increase in the net loss partially offset by an increase in weighted average shares outstanding.

Years Ended December 31, 1994  and 1995

         No revenue was earned in 1994. Revenue for 1995 of $1,500,000 represents fees paid by a Japanese pharmaceutical company for a short-term exclusive right among Japanese companies to review the results of the Phase II dose ranging study of Colloral.

         Research and development expenses were $13,638,000 in 1994, as compared with $14,848,000 in 1995. The increase is attributable to the continued expansion of research and development efforts, including contract research, clinical trial expenses and related clinical trial material, manufacturing and personnel costs.

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

         The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the development, clinical, regulatory and marketing aspects of its products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements through the filing of the Company's Product License Application for its lead product. The Company intends to seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy, and its business will be materially adversely affected.

         In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 1996, the Company's cash and cash equivalents and marketable securities totaled $49,310,000. Current liabilities at December 31, 1996 were $4,494,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to financial statements and financial statement schedules at
           Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director information is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1996.

Executive officer information is as follows:

         Robert C. Bishop, Ph.D., age 54, became a director of the Company in May 1992, when he was also elected President and Chief Executive Officer. For more than five years prior to joining the Company, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President, Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President, Therapeutics for Allergan's worldwide pharmaceutical, surgical and neurotoxin businesses from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Quintiles Transnational Corp., a contract research, sales and marketing company serving the health care industry.

         Fredric G. Bader, Ph.D., age 49, joined the Company in September 1992 as Vice President of Operations. Prior to joining AutoImmune, Dr. Bader held senior positions at Genetics Institute, Inc., a biotechnology company, including Vice President of Process Development and Manufacturing during part of 1987, Senior Vice President of Process Development and Manufacturing, from 1987 to 1989, and Senior Vice President of Manufacturing and Pharmaceutical Development, from 1990 to 1992. Dr. Bader was employed by Bristol-Myers from 1983 to 1987, and by Upjohn Company from 1977 to 1983. Dr. Bader received his B.S. degree from the University of Michigan and a Ph.D. in chemical engineering from the University of Minnesota.

         Malcolm J.F. Fletcher, M.D., age 49, joined the Company in November 1992 as Vice President of Clinical and Regulatory Affairs. From 1991 to 1992, he was employed by Cato Research, Ltd., one of the primary consultants to AutoImmune. At Cato, Dr. Fletcher was a Vice President with primary responsibility for establishing a new subsidiary in Canada. From 1980 to 1990, Dr. Fletcher was employed by Burroughs Wellcome, Inc., the last eight years as Medical Director for its Canadian operations. Dr. Fletcher trained in medicine at the Medical College of St. Bartholomew's Hospital, University of London, becoming a Licentiate of the Royal College of Physicians and a Member of the Royal College of Surgeons in 1972. In 1975 he received a D.A. from the Royal College of Surgeons.

         Michael W. Rogers, age 37, joined the Company in July 1995 as Vice President, Chief Financial Officer and Treasurer. From 1994 to 1995, he was Vice President, Investment Banking at Lehman Brothers Inc. From 1990 to 1994, he was employed by PaineWebber Incorporated, most recently as Vice President, Investment Banking Division. From 1986 to 1988, Mr. Rogers was employed by Fidelity Bank N.A. Mr. Rogers received a B.A. from Union College and his M.B.A. from the University of Virginia.

         Jo Ann Wallace, age 42, joined the Company in October 1994 as Vice President of Corporate Development. From 1993 to 1994, she was Vice President, Sales and Marketing at Greenwich Pharmaceuticals, Inc. From 1981 to 1993, Ms. Wallace was employed by G.D. Searle & Co., most recently as Senior Director in U.S. Marketing. Ms. Wallace was employed by Baxter Travenol from 1975 to 1981. Ms. Wallace received her B.S. degree in microbiology from the University of Texas.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)     Financial Statements.

            Listed on page F-1 of the Financial Statements.

(a) (2)     Financial Statement Schedule.

            All schedules are omitted because they are not applicable or the required information is shown in the financial statements

(a) (3)     Exhibits

            Exhibits filed as part of this Form 10-K are listed in the exhibit index appearing on page 23 of this Form 10-K.

(b)         Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the last quarter of 1996.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 1997.

                                AUTOIMMUNE INC.



                                By  /s/Robert C. Bishop
                                   --------------------------------------
                                   Robert C. Bishop,
                                   President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Robert C. Bishop      President, Chief Executive Officer  February 26, 1997
------------------------   and Director
Robert C. Bishop
(Principal Executive
 Officer)



/s/ Michael W. Rogers     Vice President, Chief Financial     February 26, 1997
-----------------------    Officer and Treasurer
Michael W. Rogers
(Principal Financial
 and Accounting Officer)



/s/ Barry Weinberg         Chairman of the Board of Directors  February 26, 1997
-----------------------
Barry Weinberg



/s/ Allan R. Ferguson      Director                           February 26, 1997
-----------------------
Allan R. Ferguson



/s/ R. John Fletcher       Director                           February 26, 1997
-----------------------
R. John Fletcher



/s/ Henri A. Termeer       Director                           February 26, 1997
-----------------------
Henri A. Termeer



/s/ Hugh A. D'Andrade      Director                           February 26, 1997
-----------------------
Hugh A. D'Andrade

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

FINANCIAL STATEMENTS:

  Report of Independent Accountants                                      F-2

  Balance Sheet at December 31, 1995 and 1996                            F-3

  Statement of Operations for the three years ended December 31, 1996 and for the period from inception (September 9, 1988) through
   December 31, 1996                                                     F-4

  Statement of Changes in Stockholders' Equity for the period
   from inception (September 9, 1988) through December 31, 1996          F-5

  Statement of Cash Flows for the three years ended December 31, 1996 and for the period from inception (September 9, 1988) through
   December 31, 1996                                                     F-6

  Notes to the Financial Statements                                      F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of AutoImmune Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AutoImmune Inc. (a development stage company) at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (September 9, 1988) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Boston, Massachusetts
February 21, 1997

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

                                                            DECEMBER 31,
                                                         1995          1996
ASSETS
Current assets:
         Cash and cash equivalents                    $29,087,000   $ 6,432,000
         Marketable securities                         41,366,000    42,878,000
         Interest receivable                              160,000       141,000
         Prepaid expenses and other current assets        172,000       496,000
                                                      -----------   -----------

          Total current assets                         70,785,000    49,947,000

Fixed assets, net                                       2,166,000     2,485,000
Other assets                                               30,000        30,000
                                                      -----------   -----------
                                                      $72,981,000   $52,462,000
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                             $   944,000   $ 2,997,000
         Accrued expenses                                 588,000       782,000
         Current portion of obligations
          under capital leases                            462,000       715,000
                                                      -----------   -----------

          Total current liabilities                     1,994,000     4,494,000
                                                      -----------   -----------

Obligations under capital leases                          569,000       627,000
                                                      -----------   -----------

Commitments and contingencies (Notes 6 and 11)
                                                      -----------   -----------

Stockholders' equity:
  Common stock, $.01 par value: 25,000,000 shares
   authorized; 16,282,067 and 16,358,045 shares
   issued and outstanding at December 31, 1995 and
   1996, respectively                                     163,000       164,000
  Additional paid-in capital                          116,797,000   117,238,000
  Deficit accumulated during the development stage    (46,611,000)  (70,095,000)
  Net unrealized gain on marketable securities             69,000        34,000
                                                      -----------   -----------
                                                       70,418,000    47,341,000
                                                      -----------   -----------
                                                      $72,981,000   $52,462,000
                                                      ===========   ===========

                     The accompanying notes are an integral
                      part of these financial statements.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                                                                      PERIOD FROM
                                                                                       INCEPTION
                                                                                   (SEPTEMBER 9, 1988)
                                                                                        THROUGH
                                               FOR THE YEAR ENDED DECEMBER 31,        DECEMBER 31,
                                             1994           1995           1996           1996
Revenue:
 Option fees                             $     -        $  1,500,000   $     -        $  2,200,000
 Research and development revenue
  under collaborative agreements               -              -              -             955,000
                                         ------------   ------------   ------------   ------------
           Total revenue                       -           1,500,000         -           3,155,000
                                         ------------   ------------   ------------   ------------
Costs and expenses:
   Research and development:
            Related party                   2,257,000      2,294,000      2,158,000     14,968,000
            Other                          11,381,000     12,554,000     22,029,000     56,184,000
   General and administrative               1,662,000      2,213,000      2,414,000      9,313,000
                                         ------------   ------------   ------------   ------------
Total costs and expenses                   15,300,000     17,061,000     26,601,000     80,465,000
                                         ------------   ------------   ------------   ------------
Interest income                               666,000      2,021,000      3,191,000      7,445,000
Interest expense                              (43,000)       (53,000)       (74,000)      (226,000)
                                         ------------   ------------   ------------   ------------
                                              623,000      1,968,000      3,117,000      7,219,000
                                         ------------   ------------   ------------   ------------
Net loss                                 $(14,677,000)  $(13,593,000)  $(23,484,000)  $(70,091,000)
                                         ============   ============   ============   ============
Net loss per share                       $      (1.44)  $      (1,01)  $      (1.44)
                                         ============   ============   ============
Weighted average shares outstanding        10,205,567     13,522,091     16,303,051
                                         ============   ============   ============

                     The accompanying notes are an integral
                      part of these financial statements.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 9,
1988) THROUGH DECEMBER 31, 1996


                                                                              DEFICIT
                                                                              ACCUMULATED        NET UNREALIZED
                                       COMMON STOCK            ADDITIONAL     DURING THE         GAIN (LOSS) ON  TOTAL
                                NUMBER                         PAID-IN        DEVELOPMENT        MARKETABLE      STOCKHOLDERS'
                                OF SHARES        PAR VALUE     CAPITAL        STAGE              SECURITIES      EQUITY

Issuance of Common stock
 during 1988                      168,750        $  2,000      $    -         $    (1,000)      $   -       $       1,000

Conversion of junior
 convertible preferred
 stock to common
 stock during 1991                506,250           5,000                          (3,000)                          2,000

Issuance of common stock
 during 1992                       91,116           1,000         100,000                                         101,000

Conversion of mandatorily
 redeemable convertible
 preferred stock to
 common stock during 1993       6,353,568          63,000      12,496,000                                      12,559,000

Issuance of common stock,
 net of issuance costs
 during 1993                    3,022,000          30,000      35,669,000                                      35,699,000

Net loss for the period
 from inception
 (September 9, 1988)
 through December 31,
 1993                                                                         (18,337,000)                    (18,337,000)
                             ------------    ------------    ------------    ------------      ------------  ------------
Balance at December 31,
 1993                          10,141,684         101,000      48,265,000     (18,341,000)          -          30,025,000

Issuance of common stock           67,500           1,000           2,000                                           3,000

Net unrealized loss on
 marketable securities                                                                             (249,000)     (249,000)

Net loss                                                                      (14,677,000)                    (14,677,000)
                             ------------    ------------    ------------    ------------      ------------  ------------
Balance at December 31,
 1994                          10,209,184         102,000      48,267,000     (33,018,000)         (249,000)   15,102,000

Issuance of common stock,
 net of issuance costs          6,072,883          61,000      68,530,000                                      68,591,000

Net unrealized gain on
 marketable securities                                                                              318,000       318,000

Net loss                                                                      (13,593,000)                    (13,593,000)
                             ------------    ------------    ------------    ------------      ------------  ------------
Balance at December 31,
 1995                          16,282,067         163,000     116,797,000     (46,611,000)           69,000    70,418,000

Issuance of common stock           75,978           1,000         441,000                                         442,000

Net unrealized loss on
 marketable securities                                                                              (35,000)      (35,000)

Net loss                                                                      (23,484,000)                    (23,484,000)
                             ------------    ------------    ------------    ------------      ------------  ------------
Balance at December 31,
 1996                          16,358,045        $164,000    $117,238,000    $(70,095,000)     $     34,000  $ 47,341,000
                             ============    ============    ============    ============      ============  ============

                     The accompanying notes are in integral
                      part of these financial statements.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                (SEPTEMBER 9, 1988)
                                                                       FOR THE YEAR ENDED DECEMBER 31,               THROUGH
                                                                    1994             1995            1996       DECEMBER 31, 1996
Cash flows from operating activities:
   Net loss                                                      $(14,677,000)    $(13,593,000)  $(23,484,000)       $(70,091,000)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
   Interest expense related to demand notes
    converted into mandatorily redeemable
    convertible preferred stock                                             -                -              -              48,000
   Patent costs paid with junior convertible
    preferred and common stock                                              -                -              -               3,000
   Depreciation and amortization                                      579,000          702,000        961,000           2,626,000
   Decrease in patent costs                                                 -                -              -             563,000
   (Increase) decrease in interest receivable                         123,000            9,000         19,000            (141,000)
   (Increase) decrease in prepaid expenses
    and other current assets                                           22,000            1,000       (324,000)           (496,000)
   Increase (decrease) in accounts payable                            299,000         (163,000)     2,053,000           2,997,000
   Increase in accrued expenses                                       242,000           54,000        194,000             782,000
   Decrease in amounts due to related parties                         (40,000)               -              -                   -
                                                                   ----------      -----------   ------------        ------------
      Net cash used by operating activities                       (13,452,000)     (12,990,000)   (20,581,000)        (63,709,000)
                                                                   ----------      -----------   ------------        ------------
Cash flows from investing activities:
   Purchase of available-for-sale marketable
    securities                                                     (2,283,000)     (37,292,000)   (44,563,000)       (202,934,000)
   Proceeds from sale/maturity of available-for-sale
    marketable securities                                          12,728,000        2,488,000     43,016,000         149,079,000
   Proceeds from maturity of held-to-maturity
    marketable securities                                           5,055,000        5,956,000             -           11,011,000
   Purchases of fixed assets                                       (1,195,000)        (590,000)    (1,280,000)         (4,986,000)
   Increase in patent costs                                                -                -              -             (563,000)
   Increase in other assets                                                -                -              -             (155,000)
                                                                   ----------      -----------   ------------        ------------
      Net cash provided (used) by investing
       activities                                                  14,305,000      (29,438,000)    (2,827,000)        (48,548,000)
                                                                   ----------      -----------   ------------        ------------
Cash flows from financing activities:
   Proceeds from sale-leaseback of fixed assets                       821,000               -       1,039,000           2,872,000
   Payments on obligations under capital leases                      (323,000)        (444,000)      (728,000)         (1,530,000)
   Net proceeds from issuance of mandatorily
    redeemable convertible preferred stock                                 -                -              -           10,011,000
   Proceeds from bridge notes                                              -                -              -              300,000
   Proceeds from issuance of common stock                               3,000       68,591,000        442,000         104,836,000
   Proceeds from issuance of convertible
    notes payable                                                          -                -              -            2,200,000
                                                                   ----------      -----------   ------------        ------------
      Net cash provided by financing activities                       501,000       68,147,000        753,000         118,689,000
                                                                   ----------      -----------   ------------        ------------
      Net increase (decrease) in cash and cash
       equivalents                                                  1,354,000       25,719,000    (22,655,000)          6,432,000

      Cash and cash equivalents at
       beginning of period                                          2,014,000        3,368,000     29,087,000                 -
                                                                   ----------      -----------   ------------        ------------
      Cash and cash equivalents at end of period                   $3,368,000      $29,087,000   $  6,432,000        $  6,432,000
                                                                   ==========      ===========   ============        ============

See Note 2 for supplemental disclosure of non-cash financing activities.


                     The accompanying notes are an integral
                      part of these financial statements.

AUTOMIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT


1.  FORMATION AND OPERATIONS OF THE COMPANY

     AutoImmune Inc. (the "Company") was incorporated in Delaware on September 9, 1988. The Company is dedicated to the development of innovative pharmaceutical products to treat people who suffer from immune systems disorders. The Company's therapeutic approach is based upon "oral tolerance", a method designed to control disease by using the body's natural immunosuppressive mechanisms. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of these financial statements are as follows:

     CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in U.S. Government debt securities. These investments are subject to minimal credit and market risks. The Company specifically identifies securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities. At December 31, 1995 and 1996, the Company has classified all of its marketable securities as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, accordingly unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1996 the Company's financial instruments consist of cash equivalents, marketable securities and interest receivable, accounts payable and accrued expenses. The carrying amount of these instruments approximate their fair values.

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

     REVENUE RECOGNITION

     Revenue from research and development arrangements is recognized pursuant to the related agreements as work is performed or defined milestones are attained. Payments received under these arrangements prior to the completion of the related work or attainment of milestones are recorded as deferred revenue. Option fees representing payments to be made to the Company for a right to evaluate and negotiate the terms of a potential licensing arrangement are recognized as the options are granted as such fees are non-refundable and the Company has no further obligations.

AUTOMIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT

     STOCK COMPENSATION

     The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.


     NET LOSS PER SHARE

     Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the year. Common stock equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

     USE OF ESTIMATES

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

     The Company recorded net unrealized gains of $69,000 and $34,000 related to marketable securities classified as available-for-sale at December 31, 1995 and 1996, respectively.

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company has paid interest of $43,000, $53,000 and $74,000 in 1994, 1995 and 1996, respectively, and $178,000 since inception. The Company has paid income taxes of $11,000 in 1996 and since inception.


3.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1995 and 1996.

                                                  DECEMBER 31,
                                                1995         1996
          Money market                       $12,736,000  $2,299,000
          U.S. Government debt securities     16,292,000   3,993,000
                                             -----------  ----------
                                             $29,028,000  $6,292,000
                                             ===========  ==========

AUTOMIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT

     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1995 and 1996 which are carried at fair market value:

                                                                  UNREALIZED  UNREALIZED    AMORTIZED
                                    MATURITY TERM    FAIR VALUE     GAINS       LOSSES        COST
     December 31, 1995:
     U.S. Government
       debt securities             within 1 year      $32,252,000     $23,000  $       -    $32,229,000
     U.S. Government debt
       securities                  between 1-5 years    9,114,000      46,000          -      9,068,000
                                                      -----------     -------  ----------   -----------
                                                      $41,366,000     $69,000  $       -    $41,297,000
                                                      ===========     =======  ==========   ===========
     December 31, 1996:
     U.S. Government
       debt securities             within 1 year      $32,842,000     $16,000     $(6,000)  $32,832,000
     U.S. Government debt
       securities                  between 1-5 years   10,036,000      24,000           -    10,012,000
                                                      -----------     -------  ----------   -----------
                                                      $42,878,000     $40,000     $(6,000)  $42,844,000
                                                      ===========     =======  ==========   ===========

     All of the Company's marketable securities are classified as current at December 31, 1995 and 1996 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1995 and 1996 were not significant.

     Marketable securities which were purchased and sold in periods prior to adoption of SFAS No. 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

4.   FIXED ASSETS

     Fixed assets consist of the following:

                                                        ESTIMATED
                                                        USEFUL LIFE                DECEMBER 31,
                                                         (YEARS)                1995          1996

     Laboratory equipment                                  4-5              $2,638,000    $3,181,000
     Office equipment                                      4-5                 417,000       667,000
     Leasehold improvements                                5-7                 592,000     1,058,000
                                                                            ----------    ----------
                                                                             3,647,000     4,906,000
     Less - accumulated depreciation and amortization                        1,481,000     2,421,000
                                                                            ----------    ----------
                                                                            $2,166,000    $2,485,000
                                                                            ==========    ==========

     Depreciation and amortization expense relating to fixed assets was $579,000, $702,000 and $961,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Assets held under capital leases consisted of $1,833,000 and $2,872,000 of lab equipment at December 31, 1995 and 1996, respectively. Accumulated amortization of these assets totaled $858,000 and $1,488,000 at December 31, 1995 and 1996, respectively. For the years ended December 31, 1994, 1995 and 1996, amortization expense charged to operations on assets held under capital lease obligations was $343,000, $479,000 and $630,000, respectively.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT

5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                             DECEMBER 31,
                                         1995           1996
     Accrued employee costs            $372,000       $552,000
     Accrued professional fees          216,000        230,000
                                       --------       --------
                                       $588,000       $782,000
                                       ========       ========

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

     The current research and development agreement terminates in June 1998.
     The agreement provides for automatic two-year renewal periods, subject to the Company's and BWH's mutual agreement annually, with respect to the budget for research to be performed and related minimum payments made to BWH for each following year. The Company has agreed to pay BWH minimum payments totaling $1,227,000 for the one-year period ending June 30, 1997. There is no guaranteed minimum payment for the one-year period ending June 30, 1998. This agreement also provides for payments to BWH for royalties on sales of related patented products by the Company, as well as for payments to BWH for a portion, as defined in the agreement, of any proceeds received by the Company in connection with the licensing of patented technology to, and royalty or milestone payments received from, third parties. Royalty payments to BWH begin upon the commercialization of the related products and will continue for the life of the underlying patent. For a period not to exceed three years after the first commercial sale of any product of the Company, the Company is required to make payments to BWH in each quarter only to the extent that the Company has a positive cash flow in such quarter with the balance deferred to the succeeding quarter. Deferred payments will be subject to interest. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

7.   INCOME TAXES

     The components of deferred income tax benefit are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  1994           1995          1996
     Income tax benefit:
     Federal                                   $ 5,261,000   $ 4,477,000   $  9,328,000
     State                                       1,682,000     1,366,000      1,964,000
                                               -----------   -----------   ------------
                                                 6,943,000     5,843,000     11,292,000
     Deferred tax asset valuation allowance     (6,943,000)   (5,843,000)   (11,292,000)
                                               -----------   -----------   ------------
                                               $     -       $      -      $      -
                                               ===========   ===========   ============

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT

     No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

     A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 1994, 1995 and 1996 to pre-tax loss is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        1994         1995          1996
     Loss at statutory rate                                          $5,137,000   $4,758,000   $ 8,219,000
     Nondeductible research and
      development expenses                                             (273,000)    (158,000)   (1,015,000)
     Federal and state research and development,
      orphan drug, and investment tax credits                         1,068,000      746,000     3,184,000
     State tax benefit, net of federal tax liability                    806,000      595,000       991,000
     Stock option compensation                                          191,000      142,000       136,000
     Utilization of net operating losses                                      -     (364,000)     (203,000)
     Other                                                               14,000      124,000       (20,000)
                                                                     ----------   ----------   -----------
                                                                      6,943,000    5,843,000    11,292,000
     Benefit of loss not recognized,
       increase in valuation allowance                               (6,943,000)  (5,843,000)  (11,292,000)
                                                                     ----------   ----------   -----------
                                                                     $       -    $       -    $       -
                                                                     ==========   ==========   ===========

     Deferred tax assets are comprised of the following:

                                                                                      DECEMBER 31,
                                                                                  1995          1996
     Research costs capitalized for tax purposes                              $17,774,000    $26,208,000
     Research and development, orphan drug and investment tax credits           2,890,000      5,739,000
     Loss carryforwards                                                           178,000             -
     Net unrealized gain on investments available-for-sale                        (27,000)       (13,000)
     Other temporary differences                                                  152,000        325,000
                                                                              -----------    -----------
     Gross deferred tax assets                                                 20,967,000     32,259,000
     Deferred tax asset valuation allowance                                   (20,967,000)   (32,259,000)
                                                                              -----------    -----------
                                                                              $        -     $        -
                                                                              ===========    ===========

     The Company has provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. As the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expense. Of the $32,259,000 valuation allowance at December 31, 1996, $203,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT



     During 1996, the Company utilized $580,000 of federal and state net operating loss carryforwards and $173,000 of federal orphan drug credits and state research and development and investment tax credits. At December 31, 1996, the Company had the following research and development, orphan drug and investment tax credit carryforwards available to reduce future tax liabilities, which expire as follows:

                                          RESEARCH AND DEVELOPMENT,
                                         ORPHAN DRUG AND INVESTMENT
            YEAR OF EXPIRATION            TAX CREDIT CARRYFORWARDS
                    2003                        $   19,000
                    2004                            91,000
                    2005                           121,000
                    2006                           162,000
                    2007                           234,000
                    2008                           420,000
                    2009                         1,013,000
                    2010                           728,000
                    2011                         3,269,000
                                                ----------
                                                $6,057,000
                                                ==========


     Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering of stock in January 1993 and subsequent follow-on offerings in 1995, had no impact on the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. Subsequent significant ownership changes could, however, limit the utilization of these carryforwards in future years.

8.   PREFERRED STOCK

     Upon the closing of the Company's initial public offering on January 27, 1993 each share of Series A, B and C convertible preferred stock automatically converted into three shares of common stock (Note 9). No dividends had been paid to the preferred stockholders.

     At December 31, 1996, the Company had authorized 5,000,000 shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

     On May 17, 1995, the Company's Board of Directors adopted a shareholder rights plan. The Board declared a distribution of one right for each share of common stock outstanding on June 1, 1994. Stock issued after that date will be issued with an attached right. Each right will entitle the holder, upon the occurrence of certain events, to purchase 1/100th of a share of preferred stock at an exercise price of $73. The Board may, at any time, redeem the rights until their expiration on June 1, 2005, and may amend the rights under certain circumstances until they become exercisable.

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

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT


     In January 1995, the Company completed a private placement of 2,039,547 shares of common stock. Proceeds to the Company, net of issuance costs, amounted to $9,136,000.

     In August and September 1995, the Company completed its second public offering of 3,925,000 shares of common stock. Proceeds to the Company, net of issuance costs, amounted to $58,878,000.

     As of December 31, 1996, the Company has reserved 3,360,070 shares of common stock for use in the Company's stock option plans and stock purchase plan (Note 10).

10.  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

     STOCK OPTION PLAN

     The Company's 1988 Stock Option Plan (the "Stock Option Plan"), as amended effective May 17, 1995, provides for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on behalf of the Company. The Compensation Committee (the "Committee"), appointed by the Board of Directors, is responsible for the administration of the Stock Option Plan. The Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The exercise price per share for non-qualified options may not be less than 50% of the fair market value per share of the underlying common stock on the date of grant. The term of options granted under the Stock Option Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). During 1995, the Board of Directors increased the maximum number of shares of common stock of the Company reserved for issuance in accordance with the terms of the Stock Option Plan from 2,500,000 to 3,100,000.

     DIRECTOR STOCK OPTION PLAN

     During 1993, the Company's Board of Directors approved a stock option plan for non-employee directors (the "Director Option Plan"). This plan was approved by the Company's shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director shall receive an option to purchase 25,000 shares of common stock and will receive options to purchase an additional 6,500 shares of common stock every year thereafter if the individual remains a member of the Board of Directors. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993. An option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 58,500 shares of common stock have been granted under this plan. A maximum of 300,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this amended plan.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS


     A summary of option activity under the Stock Option Plan and the Director Option Plan for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                          SHARES     EXERCISE PRICE
     Outstanding at December 31, 1993                   1,722,750       $ 3.14
       Granted                                            448,936         5.57
       Exercised                                          (67,500)         .03
       Cancelled                                          (13,500)        7.01
                                                       ----------
     Outstanding at December 31, 1994                   2,090,686         3.73
       Granted                                            311,900         8.99
       Exercised                                          (77,438)        3.85
       Cancelled                                         (157,512)        7.09
                                                       ----------
     Outstanding at December 31, 1995                   2,167,636         4.24
       Granted                                            264,800        10.41
       Exercised                                          (45,100)        4.52
       Cancelled                                          (30,825)        8.75
                                                       ----------
     Outstanding at December 31, 1996                   2,356,511       $ 4.87
                                                       ==========
     Options exercisable at period end                  1,214,336       $ 1.83
                                                       ==========
     Weighted average fair value of options granted
      during the period                                $     5.90
                                                       ==========

     The following table summarizes information about employee and director stock options outstanding at December 31, 1996:

                                            OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                             -------------------------------------------------   -------------------------------
                                  NUMBER         WEIGHTED                           NUMBER
                              OUTSTANDING AT      AVERAGE           WEIGHTED     EXERCISABLE AT      WEIGHTED
          RANGE OF             DECEMBER 31,     REMAINING           AVERAGE        DECEMBER 31,      AVERAGE
        EXERCISE PRICES            1996      CONTRACTUAL LIFE   EXERCISE PRICE        1996        EXERCISE PRICE
                 $  .03         315,000         4.2 years          $  .03           315,000          $  .03
                 $ 1.33         742,750         5.4 years            1.33           742,750            1.33
     $ 4.88  -   $ 7.25         400,336         7.6 years            5.23            63,461            5.69
     $ 7.50  -   $11.25         860,525         7.6 years            9.18            91,500            9.24
     $11.50  -   $15.75          37,900         9.4 years           13.01             1,625           13.18
                              ---------                                           ---------
                              2,356,511                                           1,214,336
                              =========                                           =========


     EMPLOYEE STOCK PURCHASE PLAN

     On July 20, 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT


     any year). At December 31, 1996, 188,224 shares of common stock were reserved for purchases under the Purchase Plan. During 1995 and 1996, 30,898 and 30,878 shares were purchased under the Purchase Plan at an average price of $5.69 and $7.68 per share, respectively.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the method prescribed in APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans and employee stock purchase
     plan.   Had compensation cost been determined based on the fair value at the grant dates for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                              YEAR ENDED DECEMBER 31,
                                                1995           1996
          Net loss:
           As reported                      $(13,593,000)  $(23,484,000)
           Pro forma                         (13,920,000)   (24,540,000)

          Net loss per share:
           As reported                      $      (1.01)  $      (1.44)
           Pro forma                               (1.03)         (1.51)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: no dividend yield for both years; expected volatility of 61% and 65%, respectively; risk free interest rates ranging from 5.1% to 7.4% and a weighted average expected option term ranging from 3 to 6.5 years for options granted during both years.

     Because additional option grants are expected to be made each year, the pro forma impact on the two years ended December 31, 1996 is not representative of the pro forma effects which may be expected in future years.

11.    COMMITMENTS AND CONTINGENCIES

     CLINICAL RESEARCH AGREEMENT

     The Company entered into an agreement with CATO Research ("CATO"), effective June 1993, under which the Company has agreed to pay approximately $1,800,000 to have a clinical investigational study performed on the Company's multiple sclerosis product. The total cost of the study is subject to adjustment if the project specifications change. The agreement may be terminated by either the Company or CATO, upon prior written notice. If the Company terminates the agreement, CATO will be entitled to a termination fee. Additionally, CATO was granted warrants to purchase 30,000 shares of common stock of the Company at $10.50 per share. Certain of these warrants become exercisable only upon the achievement of specified milestones. Given the uncertainty surrounding the achievement of these milestones, estimated fair value of the contingent stock purchase warrants cannot be reasonably determined at December 31, 1996.

     OPTION FEES AND LICENSE AGREEMENTS

     The Company received a payment of $1,500,000 in July 1995 in return for granting to a Japanese pharmaceutical company the exclusive short-term right among Japanese companies to review the results of the Phase II dose ranging study of Colloral(R) and to make an offer for an exclusive license to the product covering Japan. No business arrangements resulted from this option and the Company has no further obligations under this agreement.

     In December 1994, the Company entered into a license agreement with Eli Lilly and Company ("Lilly"). Under the agreement, Lilly agreed to provide funding for the Company's research in autoimmune-mediated diabetes in exchange for certain worldwide license rights for the manufacture, distribution and sale of the related products. The agreement provides that Lilly will fund and conduct Phase II and III clinical trials. In addition, Lilly will make payments to the Company upon achievement of certain milestones as defined in the agreement and for royalties earned by the Company based on sales by Lilly of related products. Lilly has the right to terminate the agreement at any time, in which event the Company retains all rights to the product. As of December 31, 1996, no payments had been earned by the Company.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT

     PURCHASE AGREEMENTS

     In August 1994, the Company entered into a purchase agreement with a contract manufacturer for the manufacture of the Company's multiple sclerosis product. The Company has minimum purchase obligations of $360,000 for the year ending September 30, 1997. During 1996, the Company entered into an agreement with a supplier for the sourcing and purchase of raw materials related to the Company's multiple sclerosis product. Commitments under the arrangement range from $600,000 to $1,125,000 for the year ending June 30, 1997.

     LEASES
     The Company leases its facilities under an operating lease which includes renewal and escalation clauses. The operating lease for facilities provides for monthly rental payments and estimated monthly operating charges which cover building maintenance costs and real estate taxes. Additionally, the Company has the option to sublease office or laboratory space under the agreement.

     Total rent expense was $333,000 and $421,000 for the years ended December 31, 1995 and 1996, respectively. Future minimum lease commitments due under non-cancelable operating leases and capital lease obligations at the end of each year are as follows:

                                            CAPITAL        OPERATING
                                            LEASES          LEASES

   1997                                 $  806,000        $  465,000
   1998                                    480,000           614,000
   1999                                    187,000           563,000
                                        ----------        ----------
   Total obligations                     1,473,000        $1,642,000
                                                          ==========
   Less - amount representing interest     131,000
                                        ----------
                                        $1,342,000
                                        ==========

     During January 1996, the Company received a $1,500,000 lease line from an unaffiliated third party. Subsequent to December 31, 1996 the remaining unused lease line balance of $431,000 expired. The term for each lease under the agreement is thirty-six months and bears interest at a rate determinable on the lease date. The Company is required to meet certain financial covenants during the lease term. If the Company violates any of the covenants the Lessor may require additional cash collateral, not to exceed the amount of the remaining balance.

  12. EMPLOYEE SAVINGS PLAN

     In 1993, the Company initiated an employee savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to substantially all employees. The Company has made no contributions to the 401(k) Plan since inception.

                                 EXHIBIT INDEX

Exhibit
Number           Description
-------          -----------

3.1     -        Restated Certificate of Incorporation*
3.2     -        By-Laws**
4.1     -        Specimen Common Stock Certificate**
10.1    -        Amended and Restated 1988 Stock Option Plan effective December 14, 1992*+
10.2    -        Agreement, dated March 18, 1992, between AutoImmune Inc. and Schering Corporation**++
10.3    -        Lease Agreement, dated November 1992, between AutoImmune Inc. and Ledgemont Realty Trust**
10.4    -        Amended and Restated Research and Development Inc. and The Brigham and Women's Hospital, Inc.**
10.5    -        Research Agreement, dated October 21, 1992, and Royalty Agreement, dated 1992, between AutoImmune Inc. and Joslin
                 Diabetes Center**
10.6    -        Research Agreement, dated July 1, 1992, Royalty Agreement, dated June 6, 1990, and Research Agreement dated July
                 1990, between AutoImmune Inc. and the Beth Isreal Hospital**
10.7    -        Cooperative Research and Development Agreement, effective July 1, 1990, among the National Eye Institute of the National Institutes of Health, The Brigham and Women's Hospital and AutoImmune Inc.**
10.8    -        Retainer Agreement, dated June 1, 1992, between AutoImmune Inc. and Cato Research Ltd.**
10.9    -        Employment Agreement, dated April 2, 1992, between AutoImmune Inc. and Robert C. Bishop**+
10.10   -        Amended Consulting Agreement, dated July 1992, and Amended and Restated Consulting Agreement, dated November
                 1988, between AutoImmune Inc. and Howard L. Weiner, M.D.**
10.11   -        Amended Consulting Agreement, dated July 1992, and Amended and Restated Consulting Agreement, dated
                 November 1988, between AutoImmune Inc. and David A. Hafler, M.D.**
10.13   -        Consulting Agreement, dated February 1, 1989, between AutoImmune Inc. and James P. Tam, Ph.D.**
10.14   -        Scientific Advisory Board Agreement, dated August 5, 1992, and Consulting Service Agreement, dated
                 August 5, 1992, between AutoImmune Inc. and Jack L. Strominger, M.D.**
10.15   -        Scientific Advisory Board Agreement, dated August 11, 1992, between AutoImmune Inc. and Herman N. Eisen, M.D.**
10.16   -        Scientific Consultant Agreement, dated July 16, 1992, between AutoImmune Inc. and Henry Oettinger, Ph.D.**
10.17   -        Nonemployee Director Stock Option Plan***+
10.18   -        Employee Stock Purchase Plan****+
10.19   -        License and Collaboration Agreement dated December 1, 1994 between AutoImmune Inc. and Eli Lilly and Company*****++

10.20   -        First Amendment to Lease dated October 31, 1993 between AutoImmune Inc. and Ledgemont Realty Trust******
10.21   -        Second Amendment to Lease dated February 1, 1996 between AutoImmune Inc. and Ledgemont  Realty Trust******
23      -        Consent of Price Waterhouse LLP

----------------------
* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).
** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-55430).
*** Incorporated by reference to Appendix A to the Company's definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.
**** Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 17, 1994 (Registration No. 33-82972).
***** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
****** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
+      Required to be filed pursuant to Item 14(c) of Form 10-K.

++ The Company has been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.