Form 10-Q
period 1997-03-31
AUTOIMMUNE INC
filed 1997-05-09
CIK 879106

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1997           Commission File No. 0-20948
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


                 Yes      X                   No
                     -------------               -------------



 Number of shares outstanding of the registrant's Common Stock as of April 30,
                                     1997:

       Common Stock, par value $.01        16,389,243  shares outstanding

                                AUTOIMMUNE INC.


                          QUARTER ENDED MARCH 31, 1997


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                            Page Number
Item 1 - Financial Statements

         Balance Sheet
                  December 31, 1996 and March 31, 1997.....................................      2

         Statement of Operations
                  for the three months ended March 31, 1996 and 1997 and for the period
                  from inception (September 9, 1988) through March 31, 1997................      3

         Statement of Cash Flows
                  for the three months ended March 31, 1996 and 1997
                  and for the period from inception (September 9, 1988)
                  through March 31, 1997...................................................      4

         Notes to the Unaudited Financial Statements.......................................      5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................................      7

PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K............................................................      9

Signatures.................................................................................     10

                                AUTOIMMUNE INC.
                         (A development stage company)
                                 BALANCE SHEET
                                  (Unaudited)


                                                                      December 31,             March 31,
                                                                          1996                   1997
                                                                   -------------------    ------------------
ASSETS
Current assets:
      Cash and cash equivalents                                    $        6,432,000     $       9,470,000
      Marketable securities                                                42,878,000            33,916,000
      Interest receivable                                                     141,000               191,000
      Prepaid expenses and other current assets                               496,000               417,000
                                                                   -------------------    ------------------

                       Total current assets                                49,947,000            43,994,000

Fixed assets, net                                                           2,485,000             2,213,000
Other assets                                                                   30,000                 30,000
                                                                   -------------------    ------------------

                                                                   $       52,462,000     $      46,237,000
                                                                   ===================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $        2,997,000     $       4,513,000
      Accrued expenses                                                        782,000               812,000
      Current portion of obligations under capital leases                     715,000               667,000
                                                                   -------------------    ------------------

                       Total current liabilities                            4,494,000             5,992,000
                                                                   -------------------    ------------------

Obligations under capital leases                                              627,000               489,000
                                                                   -------------------    ------------------

Commitments and contingencies
                                                                   -------------------    ------------------

Stockholders' equity:
      Common stock, $.01 par value; 25,000,000 shares
         authorized; 16,358,045 and 16,389,243 shares issued and
        outstanding at December 31, 1996 and March 31, 1997,
        respectively                                                          164,000               164,000
      Additional paid-in capital                                          117,238,000           117,322,000
      Deficit accumulated during the development stage                    (70,095,000)          (77,720,000)
      Valuation allowance for marketable securities                            34,000               (10,000)
                                                                   -------------------    ------------------

                                                                           47,341,000            39,756,000
                                                                   -------------------    ------------------

                                                                   $       52,462,000     $      46,237,000
                                                                   ===================   ===================

                                 AUTOIMMUNE INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                    Period from
                                                                                                     inception
                                                        Three months ended                      (September 9, 1988)
                                                 March 31,              March 31,                     through
                                                    1996                  1997                    March 31, 1997
                                           ---------------------    ------------------      ----------------------

Revenue:
   Option fees                                $           -            $           -        $           2,200,000
   Research and development
     revenue under collaborative
     agreements                                           -                        -                      955,000
                                           ---------------------  --------------------      ----------------------

         Total revenue                                    -                        -                    3,155,000
                                           ---------------------  --------------------      ----------------------

Costs and expenses:
   Research and development:
     Related party                                      534,000               505,000                  15,473,000
     Other                                            3,766,000             6,977,000                  63,161,000
   General and administrative                           599,000               755,000                  10,068,000
                                           ---------------------  --------------------      ----------------------

         Total costs and expenses                     4,899,000             8,237,000                  88,702,000
                                           ---------------------  --------------------      ----------------------

Interest income                                         796,000               637,000                   8,082,000
Interest expense                                        (11,000)              (25,000)                   (251,000)
                                           ---------------------  --------------------      ----------------------

                                                        785,000               612,000                   7,831,000
                                           ---------------------  --------------------      ----------------------

Net loss                                   $         (4,114,000)  $        (7,625,000)      $         (77,716,000)
                                           =====================  ====================      ======================



Net loss per share                         $              (0.25)  $             (0.47)
                                           =====================  ====================

Weighted average shares
   outstanding                                       16,282,623            16,369,709
                                           =====================  ====================


                                 AUTOIMMUNE INC.
                          (A devlopment stage company)
                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)


                                                                                                                  Period from
                                                                                                                   inception
                                                                                                              (September 9, 1988)
                                                                           Three months ended                      through
                                                                     March 31, 1996    March 31, 1997           March 31, 1997
                                                                     --------------    --------------         -------------------
Cash flows from operating activities:
Net loss                                                           $    (4,114,000)  $    (7,625,000)        $       (77,716,000)
Adjustment to reconcile net loss to net cash
    used by operating activities:
     Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                               -                 -                          48,000
     Patent costs paid with junior convertible
         preferred and common stock                                          -                 -                           3,000
     Depreciation and amortization                                         207,000           295,000                   2,921,000
     Decrease in capitalized patent costs                                    -                 -                         563,000
     Increase in interest receivable                                      (141,000)          (50,000)                   (191,000)
     (Increase) decrease in prepaid expenses                              (131,000)           79,000                    (417,000)
     Increase (decrease) in accounts payable                              (157,000)        1,516,000                   4,513,000
     Increase in accrued expenses                                           34,000            30,000                     812,000
                                                                   ----------------  ----------------           -----------------

               Net cash used by operating activities                    (4,302,000)       (5,755,000)                (69,464,000)
                                                                   ----------------  ----------------           -----------------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities                   (14,146,000)       (8,928,000)               (211,862,000)
Proceeds from sale/maturity of available-for-sale marketable                 -            17,846,000                 166,925,000
    securities
Proceeds from maturity of held-to-maturity marketable                        -                 -                      11,011,000
    securities
Purchase of fixed assets                                                  (131,000)          (23,000)                 (5,009,000)
Increase in patent costs                                                     -                 -                        (563,000)
Increase in other assets                                                     -                 -                        (155,000)
                                                                   ----------------  ----------------           -----------------

               Net cash provided (used) by investing activities        (14,277,000)        8,895,000                 (39,653,000)
                                                                   ----------------  ----------------           -----------------

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                               480,000             -                       2,872,000
Payments on obligations under capital leases                              (127,000)         (186,000)                 (1,716,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                              -                 -                      10,011,000
Proceeds from bridge notes                                                   -                 -                         300,000
Proceeds from issuance of common stock                                      12,000            84,000                 104,920,000
Proceeds from issuance of convertible notes payable                          -                 -                       2,200,000
                                                                   ----------------  ----------------           -----------------

          Net cash provided (used) by financing activities                 365,000          (102,000)                118,587,000
                                                                   ----------------  ----------------           -----------------

Net increase (decrease) in cash and cash equivalents                   (18,214,000)        3,038,000                   9,470,000

Cash and cash equivalents, beginning of period                          29,087,000         6,432,000                     -
                                                                   ----------------  ----------------           -----------------

Cash and cash equivalents, end of period                           $    10,873,000   $     9,470,000         $         9,470,000
                                                                   ================  ================           =================

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.         Interim Financial Data

           The interim financial data as of March 31, 1997 and for the three month periods ended March 31, 1996 and 1997, and for the period from inception (September 9, 1988) through March 31, 1997 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1996 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.         Cash Equivalents and Marketable Securities

           The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1996 and March 31, 1997:

                                                          December 31,         March 31,
                                                              1996               1997
                                                        ---------------      ----------------
            Money market                                    $ 2,299,000        $ 1,591,000

            U.S. Government debt securities                   3,993,000          7,741,000
                                                        ---------------      ----------------

                                                            $ 6,292,000        $ 9,332,000
                                                        ===============      ================

           The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1996 and March 31, 1997 which are carried at fair market value:

                                      Maturity                Fair             Unrealized           Unrealized       Amortized
                                       term                   value               gains               losses            cost
                                  ---------------------    ----------------  -----------------    ---------------  ----------------
            December 31, 1996

            U.S. Government
                debt securities        within 1 year          $ 32,842,000          $ 16,000        $  (6,000)      $  32,832,000
            U.S. Government
                debt securities      between 1-5 years          10,036,000            24,000              -            10,012,000
                                                           ----------------  -----------------    ---------------  ----------------

                                                              $ 42,878,000          $ 40,000        $  (6,000)      $  42,844,000
                                                           ================  =================    ===============  ================

                                     Maturity                 Fair             Unrealized           Unrealized         Amortized
                                       term                   value               gains               losses              cost
                                  ---------------------    ----------------  -----------------    ---------------  ----------------
          March 31, 1997

          U.S. Government
              debt securities         within 1 year           $  5,010,000          $   9,000            -          $   5,001,000
          U.S. Government
              debt securities       between 1-5 years           28,906,000              3,000       $    (22,000)      28,925,000
                                                           ----------------  -----------------    ---------------  ----------------

                                                              $ 33,916,000          $  12,000       $    (22,000)   $  33,926,000
                                                           ================  =================    ===============  ================

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

                                  AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


3.   Fixed Assets

     Fixed assets consist of the following:

                                                                Estimated
                                                               useful life              December 31,          March 31,
                                                                 (years)                    1996                 1997
                                                           --------------------    --------------------    -----------------
     Laboratory equipment                                         4 - 5                   $ 3,181,000          $ 3,211,000
     Office and computer equipment                                4 - 5                       667,000              685,000
     Leasehold improvements                                       5 - 7                     1,058,000            1,058,000
                                                                                   --------------------    -----------------
                                                                                            4,906,000            4,954,000

     Less-accumulated depreciation and
     amortization                                                                           2,421,000            2,741,000
                                                                                   --------------------    -----------------

                                                                                          $ 2,485,000          $ 2,213,000
                                                                                   ====================    =================
4.   Accrued Expenses

     Accrued expenses consist of the following:
                                                                                        December 31,          March 31,
                                                                                           1996                  1997
                                                                                   --------------------    -----------------
     Accrued employee costs                                                                $  552,000          $   581,000
     Accrued professional fees                                                                230,000              231,000
                                                                                   --------------------    -----------------
                                                                                           $  782,000            $ 812,000
                                                                                   ====================    =================

5.   New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the year ended December 31, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. As the Company has historically reported net losses, earnings per share as computed under the provision SFAS 128 is not expected to differ from the earnings per share amounts previously reported by the Company.

6.   Subsequent Event

     In April 1997, the Company announced the disappointing preliminary results of its Phase III trial for Myloral, its product for multiple sclerosis. Based on these results, the Company also announced a corporate downsizing by eliminating 23 positions directly related to the Myloral program. The Company expects to record a charge during the second quarter of 1997 of approximately $800,000 relating primarily to employee severance costs and costs associated with terminating Myloral manufacturing and clinical trial functions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through March 31, 1997, the Company has incurred ongoing losses from operations and has cumulative losses as of March 31, 1997 totaling $77,716,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through March 31, 1997 were earned in connection with contract research and the granting of certain short-term rights. The Company expects to remain in the development stage for the foreseeable future and accordingly, expects to continue to incur substantial losses.

Three Month Periods Ended March 31, 1996 and 1997

Research and development expenses were $4,300,000 and $7,482,000 for the three month periods ended March 31, 1996 and 1997, respectively. The increase is due to the advancement of clinical trial activity.

Marketing, general and administrative expenses were $599,000 and $755,000 for the three month periods ended March 31, 1996 and 1997, respectively. The increase in general and administrative expense is due primarily to increased personnel costs and corporate activity.

Net interest income was $785,000 and $612,000 for the three month periods ended March 31, 1996 and 1997 respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $4,114,000 and $7,625,000 for the three month periods ended March 31, 1996 and 1997, respectively. The change reflects the continued increase in research and development activity levels. The net loss per share increased from $0.25 for the three months ended March 31, 1996 to $0.47 for the three months ended March 31, 1997.

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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of March 31, 1997, the Company's cash and cash equivalents and marketable securities totaled $43,386,000. Current liabilities at March 31, 1997 were $5,992,000.

In April 1997, the Company announced the disappointing preliminary results of its Phase III trial for Myloral, its product for multiple sclerosis. Based on these results, the Company also announced a corporate downsizing by eliminating 23 positions directly related to the Myloral program. Corporate resources will be directed toward the clinical development of Colloral, its product for rheumatoid arthritis. The Company expects to record a charge during the second quarter of 1997 of approximately $800,000 relating primarily to employee severance costs and costs associated with terminating Myloral manufacturing and clinical trial functions.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the year ended December 31, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company expects that basic and diluted earnings per share will not be materially different from the current computation and presentation.

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


                                           AUTOIMMUNE INC.

                                           /s/ Robert C. Bishop
Date: May 9, 1997                          -------------------------------------
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