Form 10-Q
period 1997-06-30
AUTOIMMUNE INC
filed 1997-08-08
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934



For the Quarter Ended June 30, 1997                  Commission File No. 0-20948



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


                     Yes    X             NO
                        _________           _________




               Number of shares outstanding of the registrant's
                       Common Stock as of July 31, 1997:


     Common Stock, par value $.01              16,389,243 shares outstanding

                                AUTOIMMUNE INC.


                          QUARTER ENDED JUNE 30, 1997


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                         Page Number
Item 1 - Financial Statements

         Balance Sheet
                  December 31, 1996 and June 30, 1997............................           2

         Statement of Operations
                  for the three months ended June 30, 1996 and 1997, the
                  six months ended June 30, 1996 and 1997 and for the period
                  from inception (September 9, 1988) through June 30, 1997.......           3

         Statement of Cash Flows
                  for the six months ended June 30, 1996 and 1997
                  and for the period from inception (September 9, 1988)
                  through June 30, 1997..........................................           4

         Notes to the Unaudited Financial Statements.............................           5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........................           7


PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K..................................................           9

Signatures.......................................................................           10

                                 AUTOIMMUNE INC.
                          (A devlopment stage company)
                                  BALANCE SHEET
                                   (Unaudited)


                                                                      December 31,       June 30,
                                                                         1996              1997
                                                                     --------------   --------------
ASSETS
Current assets:
      Cash and cash equivalents                                      $   6,432,000    $   6,294,000
      Marketable securities                                             42,878,000       30,311,000
      Interest receivable                                                  141,000           77,000
      Prepaid expenses and other current assets                            496,000          255,000
                                                                     --------------   --------------

                       Total current assets                             49,947,000       36,937,000

Fixed assets, net                                                        2,485,000        1,921,000
Other assets                                                                30,000           30,000
                                                                     --------------   --------------

                                                                     $  52,462,000    $  38,888,000
                                                                     ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                               $   2,997,000    $   4,043,000
      Accrued expenses                                                     782,000        3,069,000
      Current portion of obligations under capital leases                  715,000          594,000
                                                                     --------------   --------------

                       Total current liabilities                         4,494,000        7,706,000
                                                                     --------------   --------------

Obligations under capital leases                                           627,000          373,000
                                                                     --------------   --------------
Commitments and contingencies
                                                                     --------------   --------------

Stockholders' equity:
      Common stock, $.01 par value; 25,000,000 shares
         authorized; 16,358,045 and 16,389,243 shares issued and
        outstanding at December 31, 1996 and June 30, 1997,
        respectively                                                       164,000          164,000
      Additional paid-in capital                                       117,238,000      117,322,000
      Deficit accumulated during the development stage                 (70,095,000)     (86,692,000)
      Valuation allowance for marketable securities                         34,000           15,000
                                                                     --------------   --------------

                                                                        47,341,000       30,809,000
                                                                     --------------   --------------

                                                                     $  52,462,000    $  38,888,000
                                                                     ==============   ==============


                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                                     Period from
                                                                                                                      inception
                                                Three months ended                      Six months ended         (September 9, 1988)
                                           June 30,            June 30,            June 30,          June 30,          through
                                             1996                1997                1996              1997          June 30, 1997
                                      ------------------   ----------------   -----------------  ----------------   ---------------
Revenue:
     Research and development
       revenue under collaborative
       agreements                      $              -    $             -     $     -            $   -             $      955,000
     License option fees                              -                  -           -                -                  2,200,000
                                      ------------------   ----------------   -----------------  ----------------   ---------------

          Total revenue                               -                  -           -                -                  3,155,000
                                      ------------------   ----------------   -----------------  ----------------   ---------------

Costs and expenses:
     Research and development:
          Related party                         536,000            567,000           1,070,000         1,072,000        16,040,000
          Other                               5,142,000          8,248,000           8,908,000        15,225,000        71,409,000
     General and administrative                 585,000            698,000           1,185,000         1,453,000        10,766,000
                                      ------------------   ----------------   -----------------  ----------------   ---------------

          Total costs and expenses            6,263,000          9,513,000          11,163,000        17,750,000        98,215,000
                                      ------------------   ----------------   -----------------  ----------------   ---------------

Interest income                                 873,000            565,000           1,669,000         1,202,000         8,647,000
Interest expense                                (23,000)           (24,000)            (33,000)          (49,000)         (275,000)
                                      ------------------   ----------------   -----------------  ----------------   ---------------

                                                850,000            541,000           1,636,000         1,153,000         8,372,000
                                      ------------------   ----------------   -----------------  ----------------   ---------------

Net loss                               $     (5,413,000)   $    (8,972,000)    $    (9,527,000)   $  (16,597,000)   $  (86,688,000)
                                      ==================   ================   =================  ================   ===============

Net loss per share                     $          (0.33)   $         (0.55)     $        (0.59)   $        (1.01)
                                      ==================   ================   =================  ================
Weighted average common
     shares outstanding                       16,284,743         16,389,243          16,283,682        16,379,529
                                       ==================   ================   =================  ================

                                 AUTOIMMUNE INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                                                                                    Period from
                                                                                                                     inception
                                                                                                                 (September 9, 1988)
                                                                                   Six months ended                   through
                                                                              June 30, 1996     June 30, 1997       June 30, 1997
                                                                          ------------------  ----------------   -------------------
Cash flows from operating activities:

Net loss                                                                  $     (9,527,000)   $   (16,597,000)   $   (86,688,000)
Adjustment to reconcile net loss to net cash
  used by operating activities:
       Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                                        -                  -                48,000
       Patent costs paid with junior convertible
         preferred and common stock                                                   -                  -                 3,000
       Depreciation and amortization                                               421,000            589,000          3,215,000
       Decrease in capitalized patent costs                                           -                  -               563,000
       (Increase) decrease in interest receivable                                   (7,000)            64,000            (77,000)
       (Increase) decrease in prepaid expenses                                    (329,000)           241,000           (255,000)
       Increase in accounts payable                                              1,095,000          1,046,000          4,043,000
       Increase in accrued expenses                                                 53,000          2,287,000          3,069,000
                                                                          -----------------   ----------------   ----------------

               Net cash used by operating activities                            (8,294,000)       (12,370,000)       (76,079,000)
                                                                          -----------------   ----------------   ----------------

Cash flows from investing activities:

Purchase of available-for-sale marketable securities                           (20,267,000)       (16,613,000)      (219,547,000)
Proceeds from sale/maturity of available-for-sale marketable securities         11,737,000         29,161,000        178,240,000
Proceeds from maturity of held-to-maturity marketable securities                      -                  -            11,011,000
Purchase of fixed assets                                                          (617,000)           (25,000)        (5,011,000)
Increase in patent costs                                                              -                  -              (563,000)
Increase in other assets                                                              -                  -              (155,000)
                                                                          -----------------   ----------------   ----------------

               Net cash provided (used) by investing activities                 (9,147,000)        12,523,000        (36,025,000)
                                                                          -----------------   ----------------   ----------------

Cash flows from financing activities:

Proceeds from sale-leaseback of fixed assets                                       480,000               -             2,872,000
Payments on obligations under capital leases                                      (335,000)          (375,000)        (1,905,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                                       -                  -            10,011,000
Proceeds from bridge notes                                                            -                  -               300,000
Proceeds from issuance of common stock                                              22,000             84,000        104,920,000
Proceeds from issuance of convertible notes payable                                   -                  -             2,200,000
                                                                          -----------------   ----------------   ----------------

              Net cash provided by financing activities                            167,000           (291,000)       118,398,000
                                                                          -----------------   ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                           (17,274,000)          (138,000)         6,294,000

Cash and cash equivalents, beginning of period                                  29,087,000          6,432,000              -
                                                                          -----------------   ----------------   ----------------

Cash and cash equivalents, end of period                                  $     11,813,000    $     6,294,000    $     6,294,000
                                                                          =================   ================   ================

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.   Interim Financial Data

     The interim financial data for the three month periods ended June 30, 1996 and 1997, the six month periods ended June 30, 1996 and 1997, and for the period from inception (September 9, 1988) through June 30, 1997 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1996 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   Cash Equivalents and Marketable Securities

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1996 and June 30, 1997:

                                           December 31,   June 30,
                                               1996         1997
                                         --------------  -----------


Money Market                                 $2,299,000   $1,012,000
U.S. Government debt securities               3,993,000    4,222,000
                                         --------------  -----------


                                             $6,292,000   $5,234,000
                                         ==============  ===========

     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1996 and June 30, 1997 which are carried at fair market value:

                           Maturity           Fair      Unrealized  Unrealized
                             term            value        gains       losses     Amortized cost
                     ------------------- -------------- ----------- ------------ --------------
December 31, 1996
U.S. Government
    debt securities      within 1 year     $32,842,000     $16,000     $(6,000)     $32,832,000

U.S. Government
    debt securities    between 1-5 years    10,036,000      24,000           -       10,012,000
                                         -------------- ----------- ------------ --------------

                                           $42,878,000     $40,000     $(6,000)     $42,844,000
                                         ============== =========== ============ ==============

                           Maturity           Fair      Unrealized  Unrealized
                             term            value        gains       losses     Amortized Cost
                     ------------------- -------------- ----------- ------------ --------------
June 30, 1997
U.S. Government
    debt securities      within 1 year     $26,302,000     $10,000     $(4,000)     $26,296,000

U.S. Government
    debt securities    between 1-5 years     4,009,000       9,000           -        4,000,000
                                         -------------- ----------- ------------ --------------

                                           $30,311,000     $19,000     $(4,000)     $30,296,000
                                         ============== =========== ============ ==============

     Marketable securities which were purchased and sold in periods prior to adoption of FAS 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

3.   Fixed Assets

     Fixed assets consist of the following:

                                               Estimated
                                              useful life     December 31,     June 30,
                                                (years)           1996           1997
                                         ------------------ ---------------- -------------
     Laboratory equipment                        4 - 5           $3,181,000     $3,237,000
     Office and computer equipment               4 - 5              667,000        686,000
     Leasehold improvements                      5 - 7            1,058,000      1,058,000
                                                            ---------------- -------------

                                                                  4,906,000      4,981,000
     Less-accumulated depreciation and
       amortization                                               2,421,000      3,060,000
                                                            ---------------- -------------

                                                                 $2,485,000     $1,921,000
                                                            ================ =============

4.   Accrued Expenses

     Accrued expenses consist of the following:

                                                              December 31,     June 30,
                                                                 1996           1997
                                                            ---------------- -------------
      Accrued employee costs                                     $  552,000     $  193,000
      Accrued professional fees                                     230,000        121,000
      Accrued restructuring costs                                         -      2,755,000
                                                            ---------------- -------------

                                                                 $  782,000     $3,069,000
                                                            ================ =============


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


6.   Restructuring Costs

     In the second quarter of 1997, the Company recorded $3,307,000 of restructuring costs as a result of a corporate downsizing. These charges consist primarily of severance charges of $1,009,000 for 53 employees; lease costs of $1,510,000; equipment disposal and write-offs of $531,000; and the termination of certain contractual requirements of $275,000. As of June 30, 1997, approximately $552,000 of the restructuring costs had been paid. All restructuring payments are expected to be paid by the end of the fourth quarter, with the exception of lease related costs. Future lease payments have been reserved through November 1999. This reserve may be offset in the future should the Company be successful in efforts to sublease the property.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through June 30, 1997, the Company has incurred ongoing losses from operations and has cumulative losses as of June 30, 1997 totaling $86,688,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 1997 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects to remain in the developmental stage for the foreseeable future and accordingly, expects to continue to incur substantial losses.

Three and Six Month Periods Ended June 30, 1996 and 1997

Research and development expenses were $5,678,000 and $8,815,000 for the three month periods ended June 30, 1996 and 1997, respectively. The increase is due to restructuring costs incurred as a result of a corporate downsizing. Research and development expenses were $9,978,000 and $16,297,000 for the six month periods ended June 30, 1996 and 1997, respectively. The increase is due to the advancement of clinical trial activity during the first quarter of 1997 and restructuring costs incurred during the three month period ended June 30, 1997.

General and administrative expenses were $585,000 and $698,000 for the three month periods ended June 30, 1996 and 1997, respectively. The increase is due to restructuring costs incurred as a result of a corporate downsizing. General and administrative expenses were $1,185,000 and $1,453,000 for the six month periods ended June 30, 1996 and 1997, respectively. The increase in general and administrative expense is due primarily to increased corporate activity and restructuring costs.

Net interest income was $850,000 and $541,000 for the three month periods ended June 30, 1996 and 1997, respectively. Net interest income was $1,636,000 and $1,153,000 for the six month periods ended June 30, 1996 and 1997, respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $5,413,000 and $8,972,000 for the three month periods ended June 30, 1996 and 1997, respectively. The net loss was $9,527,000 and $16,597,000 for the six month periods ended June 30, 1996 and 1997, respectively. The net loss per share increased from $0.33 for the three months ended June 30, 1996 to $0.55 for the three months ended June 30, 1997. The net loss per share increased from $0.59 for the six months ended June 30, 1996 to $1.01 for the six months ended June 30, 1997. The change reflects the continued increase in research and development activity levels and restructuring costs incurred as a result of a corporate downsizing.

Liquidity and Capital Resources

The Company's needs for funds have increased from period to period as it has increased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the development, clinical, regulatory and marketing aspects of its products, the extent to which it proceeds, if at all, by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements through the Phase III clinical program of Colloral(R).

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of June 30, 1997, the Company's cash and cash equivalents and marketable securities totaled $36,605,000. Current liabilities June 30, 1997 were $7,706,000.

In April 1997, the Company announced the disappointing preliminary results of its Phase III trial for Myloral(R), its product for multiple sclerosis. Based on these results, the Company also announced a corporate downsizing by eliminating 23 positions directly related to the Myloral program. Corporate resources will be directed toward the clinical development of Colloral, its product for rheumatoid arthritis. The Company recorded a charge during the second quarter of 1997 of approximately $618,000 relating primarily to employee severance costs and costs associated with terminating Myloral manufacturing and clinical trial functions.

In May 1997, the Company announced preliminary results from two Phase II trials of Colloral for rheumatoid arthritis. Both trials demonstrated positive trends for Colloral, although statistical significance was not demonstrated versus placebo. A subsequent restructuring plan was announced on June 13, 1997, in order to focus the Company's strategic direction on the clinical program for Colloral. This resulted in a further workforce reduction of 30 positions. The Company recorded a charge during the second quarter of 1997 of approximately $2,689,000 relating to employee severance, costs associated with vacating leased space and equipment disposal and write-offs.

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

                                AUTOIMMUNE INC.



PART II - OTHER INFORMATION


Item 6(b) - REPORTS ON FORM 8-K

          A Form 8-K was filed on April 21, 1997 concerning preliminary analysis from its Phase III trial of Myloral(R) for the treatment of multiple sclerosis. A Form 8-K was filed on May 12, 1997 concerning preliminary results from two phase II trials of Colloral(R) for the treatment of rheumatoid arthritis. No other reports on Form 8-K have been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.




SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUTOIMMUNE INC.




Date:  August 8, 1997                   /s/ Robert C. Bishop
                                        -------------------------------------
                                        Robert C. Bishop
                                        President and Chief Executive Officer



                                        /s/ Heather A. Ellerkamp
                                        -------------------------------------
                                        Heather A. Ellerkamp
                                        Director of Finance and Treasurer