Form 10-Q
period 1997-09-30
AUTOIMMUNE INC
filed 1997-11-10
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1997          Commission File No.  0-20948



                                AUTOIMMUNE INC.
            (Exact Name of Registrant as Specified in its Charter)



           Delaware                                  13-348-9062
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


     Yes        X            No
         ----------------       ---------------



     Number of shares outstanding of the registrant's Common Stock as of
                               October 31, 1997:

       Common Stock, par value $.01        16,392,896  shares outstanding

                                AUTOIMMUNE INC.


                       QUARTER ENDED September 30, 1997


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              Page Number
Item 1 - Financial Statements

         Balance Sheet
                 December 31, 1996 and September 30, 1997.......................................     2

         Statement of Operations
                 for the three months ended September 30, 1996 and 1997, the nine months ended September 30, 1996 and 1997 and for the
                 period from inception (September 9, 1988) through September 30, 1997...........     3

         Statement of Cash Flows
                 for the nine months ended September 30, 1996 and 1997 and for
                 the period from inception (September 9, 1988) through September 30, 1997.......     4

         Notes to the Unaudited Financial Statements............................................     5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........................................     7


PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K.................................................................     9

Signatures......................................................................................     10


                                 AUTOIMMUNE INC.
                         (A development stage company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                        December 31,            September 30,
                                                                            1996                     1997
                                                                    --------------------     -------------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $         6,432,000      $        5,355,000
    Marketable securities                                                    42,878,000              27,206,000
    Interest receivable                                                         141,000                 197,000
    Prepaid expenses and other current assets                                   496,000                  95,000
                                                                    --------------------     -------------------

                 Total current assets                                        49,947,000              32,853,000

Fixed assets, net                                                             2,485,000               1,164,000
Other assets                                                                     30,000                  30,000
                                                                    --------------------     -------------------

                                                                    $        52,462,000      $       34,047,000
                                                                    ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $         2,997,000      $        1,458,000
    Accrued expenses                                                            782,000               1,073,000
    Current portion of obligations under capital leases                         715,000                 695,000
                                                                    --------------------     -------------------

                 Total current liabilities                                    4,494,000               3,226,000
                                                                    --------------------     -------------------

Obligations under capital leases                                                627,000                 209,000
                                                                    --------------------     -------------------

Commitments and contingencies
                                                                    --------------------     -------------------

Stockholders' equity:
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 16,358,045 and 16,392,896 shares issued and
      outstanding at December 31, 1996 and September 30, 1997,
      respectively                                                              164,000                 164,000
    Additional paid-in capital                                              117,238,000             117,330,000
    Deficit accumulated during the development stage                        (70,095,000)            (86,903,000)
    Valuation allowance for marketable securities                                34,000                  21,000
                                                                    --------------------     -------------------

                                                                             47,341,000              30,612,000
                                                                    --------------------     -------------------

                                                                    $        52,462,000      $       34,047,000
                                                                    ====================     ===================

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                                                                                      Period from
                                                                                                                       inception
                                            Three months ended                      Nine months ended            (September 9, 1988)
                                       September 30,      September 30,      September 30,        September 30,         through
                                          1996                1997                1996               1997         September 30, 1997
                                      --------------   -----------------  ----------------   ------------------  -------------------
Revenue:
     Research and development
       revenue under collaborative
       agreements                     $      -         $       -          $     -            $        -          $          955,000
     License option fees                     -                 -                -                     -                   2,200,000
                                      -------------    ----------------   ---------------    -----------------   ------------------

        Total revenue                        -                 -                -                     -                   3,155,000
                                      -------------    ----------------   ---------------    -----------------   ------------------

Costs and expenses:
     Research and development:
        Related party                       543,000             414,000         1,613,000            1,486,000           16,454,000
        All other                         6,871,000            (166,000)       15,779,000           15,059,000           71,243,000
     General and administrative             598,000             375,000         1,783,000            1,828,000           11,141,000
                                      -------------    ----------------   ---------------    -----------------   ------------------

        Total costs and expenses          8,012,000             623,000        19,175,000           18,373,000           98,838,000
                                      -------------    ----------------   ---------------    -----------------   ------------------

Interest income                             793,000             428,000         2,462,000            1,630,000            9,075,000
Interest expense                            (17,000)            (16,000)          (50,000)             (65,000)            (291,000)
                                      -------------    ----------------   ---------------    -----------------   ------------------

                                            776,000             412,000         2,412,000            1,565,000            8,784,000
                                      -------------    ----------------   ---------------    -----------------   ------------------

Net loss                              $  (7,236,000)   $       (211,000)  $   (16,763,000)   $     (16,808,000)  $      (86,899,000)
                                      =============    ================   ===============    =================   ==================

Net loss per share                    $       (0.44)   $          (0.01)  $        (1.03)    $           (1.03)
                                      =============    ================   ===============    =================

Weighted average common
     shares outstanding                  16,295,718          16,390,355        16,287,723           16,383,180
                                      =============    ================   ===============    =================

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)



                                                                                                                    Period from
                                                                                                                      inception
                                                                                                                 (September 9, 1988)
                                                                                   Nine months ended                   through
                                                                         September 30, 1996  September 30, 1997  September 30, 1997
                                                                         ------------------  ------------------  ------------------
Cash flows from operating activities:
Net loss                                                                 $     (16,763,000)  $     (16,808,000)   $    (86,899,000)
Adjustment to reconcile net loss to net cash
  used by operating activities:
      Interest expense related to demand notes
        converted into Series A mandatorily
        redeemable convertible preferred stock                                      -                   -                   48,000
      Patent costs paid with junior convertible
        preferred and common stock                                                  -                   -                    3,000
      Depreciation and amortization                                                670,000             822,000           3,448,000
      Loss on disposal and sale of equipment                                        -                  568,000             568,000
      Decrease in capitalized patent costs                                          -                   -                  563,000
      Increase in interest receivable                                             (127,000)            (56,000)           (197,000)
      (Increase) decrease in prepaid expenses                                     (364,000)            401,000             (95,000)
      Increase (decrease) in accounts payable                                    2,396,000          (1,539,000)          1,458,000
      Increase in accrued expenses                                                  74,000             291,000           1,073,000
                                                                         -----------------   -----------------    ----------------

               Net cash used by operating activities                           (14,114,000)        (16,321,000)        (80,030,000)
                                                                         -----------------   -----------------    ----------------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities                           (30,774,000)        (25,852,000)       (228,786,000)
Proceeds from sale/maturity of available-for-sale marketable securities         28,197,000          41,511,000         190,590,000
Proceeds from maturity of held-to-maturity marketable securities                    -                   -               11,011,000
Proceeds from sale of equipment                                                     -                   11,000              11,000
Purchase of fixed assets                                                          (933,000)            (80,000)         (5,066,000)
Increase in patent costs                                                            -                   -                 (563,000)
Increase in other assets                                                            -                   -                 (155,000)
                                                                         -----------------   -----------------    ----------------

               Net cash provided (used) by investing activities                 (3,510,000)         15,590,000         (32,958,000)
                                                                         -----------------   -----------------    ----------------

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                                       821,000              -                2,872,000
Payments on obligations under capital leases                                      (528,000)           (438,000)         (1,968,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                                     -                   -               10,011,000
Proceeds from bridge notes                                                          -                   -                  300,000
Proceeds from issuance of common stock                                             262,000              92,000         104,928,000
Proceeds from issuance of convertible notes payable                                 -                   -                2,200,000
                                                                         -----------------   -----------------    ----------------

              Net cash provided (used) by financing activities                     555,000            (346,000)        118,343,000
                                                                         -----------------   -----------------    ----------------

Net increase (decrease) in cash and cash equivalents                           (17,069,000)         (1,077,000)          5,355,000

Cash and cash equivalents, beginning of period                                  29,087,000           6,432,000             -
                                                                         -----------------   -----------------    ----------------

Cash and cash equivalents, end of period                                 $      12,018,000   $       5,355,000    $      5,355,000
                                                                         =================   =================    ================

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.   Interim Financial Data

     The interim financial data for the three month periods ended September 30, 1996 and 1997, the nine month periods ended September 30, 1996 and 1997, and for the period from inception (September 9, 1988) through September 30, 1997 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1996 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   Cash Equivalents and Marketable Securities

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1996 and September 30, 1997:


                                   December 31,  September 30,
                                       1996          1997
                                 -----------------------------
Money Market                         $2,299,000     $  971,000
U.S. Government debt securities       3,993,000      2,138,000
                                 --------------  -------------


                                     $6,292,000     $3,109,000
                                 ==============  =============


     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1996 and September 30, 1997 which are carried at fair market value:


                           Maturity           Fair      Unrealized  Unrealized
                             term            value        gains       losses     Amortized cost
                     ------------------  ------------  ----------- -----------  ---------------
December 31, 1996
U.S. Government
    debt securities      within 1 year     $32,842,000     $16,000     $(6,000)     $32,832,000

U.S. Government
    debt securities    between 1-5 years    10,036,000      24,000           -       10,012,000
                                        --------------  ----------  -----------  --------------

                                           $42,878,000     $40,000     $(6,000)     $42,844,000
                                        ==============  ==========  ===========  ==============

                           Maturity           Fair      Unrealized  Unrealized
                             term            value        gains       losses     Amortized Cost
                     ------------------  ------------  ----------- -----------  ---------------
September 30, 1997
U.S. Government
    debt securities      within 1 year     $16,879,000     $ 9,000  $    -          $16,870,000

U.S. Government
    debt securities    between 1-5 years    10,327,000      13,000      (1,000)      10,315,000
                                        --------------  ----------  -----------  --------------

                                           $27,206,000     $22,000     $(1,000)     $27,185,000
                                        ==============  ==========  ===========  ==============

     Marketable securities which were purchased and sold in periods prior to adoption of FAS 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

3.   Fixed Assets

     Fixed assets consist of the following:

                                                            Estimated
                                                           useful life     December 31,   September 30,
                                                             (years)           1996           1997
                                                      -----------------   --------------  -------------

     Laboratory equipment                                    4 - 5            $3,181,000     $1,352,000
     Office and computer equipment                           4 - 5               667,000        522,000
     Leasehold improvements                                  5 - 7             1,058,000        457,000
                                                                          --------------  -------------

                                                                               4,906,000      2,331,000
     Less-accumulated depreciation and
        amortization                                                           2,421,000      1,167,000
                                                                          --------------  -------------

                                                                              $2,485,000     $1,164,000
                                                                          ==============  =============

4.   Accrued Expenses

     Accrued expenses consist of the following:
                                                                            December 31,   September 30,
                                                                                1996           1997
                                                                         ---------------  -------------
     Accrued employee costs                                                   $  552,000     $  394,000
     Accrued professional fees                                                   230,000        211,000
     Accrued restructuring costs                                                       -        468,000
                                                                         ---------------  -------------

                                                                              $  782,000     $1,073,000
                                                                         ===============  =============

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


6.   Restructuring Costs

     In the second quarter of 1997, the Company recorded $3,307,000 of restructuring costs as a result of a corporate downsizing. This charge consisted of severance costs of $1,009,000 for 53 employees; lease costs of $1,510,000; equipment disposal and write-offs of $531,000; and the termination of certain contractual requirements of $257,000. During the third quarter of 1997, this estimated charge was adjusted to $2,251,000 to reflect the sublease of 22,000 square feet of space and actual costs incurred. The adjusted charge consists of severance costs of $1,138,000 for 53 employees; lease costs of $261,000; equipment disposal and write-offs of $599,000; and the termination of certain contractual requirements of $253,000. As of September 30, 1997, approximately $1,256,000 of the restructuring costs had been paid. All restructuring payments are expected to be paid by the end of the fourth quarter, with the exception of lease related costs. Future lease payments, net of the sublease, have been reserved through November 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through September 30, 1997, the Company has incurred ongoing losses from operations and has cumulative losses as of September 30, 1997 totaling $86,899,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 1997 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects to remain in the developmental stage for the foreseeable future and accordingly, expects to continue to incur substantial losses.

Three and Nine Month Periods Ended September 30, 1996 and 1997

Research and development expenses were $7,414,000 and $248,000 for the three month periods ended September 30, 1996 and 1997, respectively. The decrease is due to favorable adjustments in estimated restructuring costs and previously accrued expenses, as well as lower research and development activity levels following the completion of several clinical trials. Research and development expenses were $17,392,000 and $16,545,000 for the nine month periods ended September 30, 1996 and 1997, respectively. The decrease reflects both restructuring costs and overall reduced research and clinical trial activity levels.

General and administrative expenses were $598,000 and $375,000 for the three month periods ended September 30, 1996 and 1997, respectively. The decrease is a result of a corporate downsizing. General and administrative expenses were $1,783,000 and $1,828,000 for the nine month periods ended September 30, 1996 and 1997, respectively. The increase in general and administrative expense is due primarily to increased corporate activity during the three month period ended March 31, 1997 and restructuring costs.

Net interest income was $776,000 and $412,000 for the three month periods ended September 30, 1996 and 1997, respectively. Net interest income was $2,412,000 and $1,565,000 for the nine month periods ended September 30, 1996 and 1997, respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $7,236,000 and $211,000 for the three month periods ended September 30, 1996 and 1997, respectively. The net loss was $16,763,000 and $16,808,000 for the nine month periods ended September 30, 1996 and 1997, respectively. The net loss per share decreased from $0.44 for the three months ended September 30, 1996 to $0.01 for the three months ended September 30, 1997. The net loss per share remained at $1.03 for the nine months ended September 30, 1996 and September 30, 1997. This reflects the recent decrease in research and development activity levels offset by restructuring costs incurred as a result of a corporate downsizing.

Liquidity and Capital Resources

The Company's needs for funds have historically increased from period to period as it has increased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of September 30, 1997, the Company's cash and cash equivalents and marketable securities totaled $32,561,000 and current liabilities were $3,226,000.

In April 1997, the Company announced disappointing results from the Phase III trial of Myloral(R), its product for multiple sclerosis. Very soon thereafter, the Company also announced a corporate downsizing by eliminating 23 positions directly related to the Myloral program and an increased focus of resources on the development of Colloral for rheumatoid arthritis. The Company recorded a charge during the second quarter of 1997 of approximately $618,000 relating primarily to employee severance costs and costs associated with terminating Myloral manufacturing and clinical trial functions. This estimated charge was adjusted to $615,000 during the third quarter of 1997 to reflect actual costs incurred.

In May 1997, the Company announced preliminary results from two Phase II trials of Colloral for rheumatoid arthritis. Both trials demonstrated positive trends for Colloral, although statistical significance was not demonstrated versus placebo. A further restructuring plan was announced in June 1997, to further focus the Company's efforts to the clinical program for Colloral. This resulted in a further workforce reduction of 30 positions. The Company recorded a charge during the second quarter of 1997 of approximately $2,689,000 relating to employee severance, costs associated with vacating leased space and equipment disposal and write-offs. This estimated charge was adjusted to $1,636,000 during the third quarter of 1997 to reflect the sublease of 22,000 square feet of space and actual costs incurred.

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


                                         AUTOIMMUNE INC.




Date:  November 10, 1997                    /s/ Robert C. Bishop
                                         -----------------------------------
                                         Robert C. Bishop
                                         President and Chief Executive Officer



                                            /s/ Heather A. Ellerkamp
                                         -----------------------------------
                                         Heather A. Ellerkamp
                                         Director of Finance and Treasurer