Form 10-K
period 1997-12-31
AUTOIMMUNE INC
filed 1998-03-23
CIK 879106

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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

                                (781) 860-0710
             (Registrant's telephone number, including area code)

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
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /______/

     On February 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $35,733,756. As of February 20, 1998, there were outstanding 16,413,334 shares of the registrant's Common Stock, $0.01 par value.

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of the Company's definitive Proxy Statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1997 are incorporated by reference into Part II hereof as provided therein.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     AutoImmune Inc. (the "Company" or "AutoImmune") is a biopharmaceutical company developing a new class of orally administered pharmaceutical products for the treatment of autoimmune and other cell-mediated inflammatory diseases and conditions. The Company is currently conducting clinical trials for the following products: Colloral(R), for the treatment of rheumatoid arthritis, and AI 502, for the treatment of chronic transplant rejection. A third product, AI 401, for the treatment of Type I diabetes, is in Phase II clinical trials funded by the Company's collaborator, Eli Lilly and Company ("Lilly") and the National Institutes of Health ("NIH"). The Company believes, based on preclinical and clinical data, that its proprietary approach to therapy can induce tissue-specific immunosuppression without toxicity or significant side effects. Additional clinical and commercial advantages of this approach include the ability to administer products orally (the preferred method of treating chronic diseases) and the potential for application to a variety of inflammatory diseases and conditions.

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

     AutoImmune believes it is the leading company developing pharmaceutical products based upon the principles of oral tolerance. The status of each of AutoImmune's principal products is as follows:

     Colloral----To date, AutoImmune has completed eight human clinical trials of Colloral in over 1200 patients to investigate its use in treating rheumatoid arthritis. In 1997, the Company completed its Phase II program which was intended to further refine dosage using material produced by the Company's manufacturing process and to gather additional data for use in designing Phase III trials. The Company met with the United States Food and Drug Administration ("FDA") in November 1997 to review data from its Phase II program. At the conclusion of that meeting the FDA supported the Company's plan for Phase III.

     AI 401----In December 1994, the Company entered into a collaborative agreement with Lilly under which Lilly will be responsible for all development, commercialization and manufacturing of the Company's autoimmune-mediated (Type
I) diabetes products. AutoImmune will receive payments based on milestones achieved, as well as royalties based on sales. During 1997, Lilly sponsored investigators continued to enroll patients in several Phase II clinical trials to demonstrate human proof of principle for AI 401 in patients newly diagnosed with Type I diabetes. The first study is a one-year, double-blind, placebo-controlled trial of 300 patients. In addition, Lilly is providing AI 401 for the Diabetes Prevention Trial (DPT-1) being conducted by the NIH. This oral arm trial, which is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type I diabetes.

     AI 502---In January 1997, the Company initiated a clinical trial of tolerizing peptides for the prevention of organ transplant rejection. The open label study, which is being conducted in 15 patients at The Brigham and Women's Hospital, is designed to assess the safety and immunological effects of oral peptides in laboratory measures of transplant rejection. The results of this trial are expected in late 1998.

     AI 301---The Company is developing AI 301, a recombinant human protein, for the treatment of uveitis, an inflammatory disease of the eye. Using its first generation product based on animal protein, AI 300, the Company conducted a Phase I/II clinical trial in 45 patients in conjunction with the National Eye Institute of the NIH. Results of the trial were judged by the Company to be encouraging and were published in the American Journal of Ophthalmology in May of 1997. The Company expects that future clinical trials for uveitis will use AI 301, due to the expected lower cost of manufacturing this recombinant product compared to product based on animal protein.

     Myloral----In first quarter 1997, the Company completed its Phase III trial of Myloral for the treatment of relapsing-remitting multiple sclerosis. In April 1997 the Company announced that preliminary analysis of its Phase III trial showed no difference in response between active treatment and placebo. The Myloral arm of the study showed a substantial reduction in the attack rate. A similar reduction was seen in the placebo arm as well. Magnetic resonance imaging conducted during the trial yielded positive information for a sub-group of patients studied. In addition, patients who simultaneously received beta-interferon therapy had a lower attack rate when treated with Myloral in comparison to placebo. The Company plans to pursue further development of oral tolerance therapeutics for multiple sclerosis in conjunction with corporate partners. To date, the Company has no such corporate partner.

     Autoimmune diseases represent a major worldwide health care problem in terms of the number of people affected. The Company believes that each of these products under development offers the potential for a therapeutic breakthrough.

     The Company was incorporated in Delaware in September 1988 as AutoImmune Technologies, Inc. The Company changed its name to AutoImmune Inc. in July 1991. The executive offices of AutoImmune are located at 128 Spring Street, Lexington, Massachusetts 02173, and its telephone number is (781) 860-0710.

STRATEGY

     The Company's objective is to become a leading provider of therapeutic products to treat immune system disorders. The key elements of the Company's strategy include the following:

     Focusing on Colloral. The Company is concentrating a significant portion of its resources on its most advanced product, Colloral, for the treatment of rheumatoid arthritis. More than six million people worldwide suffer from rheumatoid arthritis and current therapies have significant limitations. The Company has retained all rights to Colloral. AutoImmune currently plans to evaluate all of its options for this product, including independently developing and marketing or seeking to enter into licensing arrangements, exclusive marketing agreements in specific foreign markets or joint ventures with established pharmaceutical companies.

     Leveraging the Company's Technology Platform. The Company believes its technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. In addition to Colloral, the Company has several other products in various stages of development, including products to treat Type I diabetes, chronic transplant rejection, uveitis and multiple sclerosis. The Company has, and plans to continue to seek, licensing arrangements, joint ventures or other collaborative agreements to assist in financing the development of one or more of these products. One result of this strategy is the Company's collaboration with Lilly for the development and commercialization of its products to treat autoimmune-mediated diabetes.

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

     Protecting the Company's Competitive Position. From its inception, the Company has sought to establish a strong proprietary position. As of December 31, 1997, the Company had pending 23 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 32 U.S. and foreign patents. The United States Patent and Trademark Office has issued to the Company: one patent covering the use of oral Type II collagen to treat rheumatoid arthritis in humans; five patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen (respectively) or active fragments thereof; two patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof, and one patent covering the treatment, or prevention of the onset of, Type I diabetes by oral administration of an insulin-containing composition. The European and Japanese Patent Offices have granted patents which the Company own covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but oppositions (proceedings challenging their validity) have been filed against these patents by a third party. A number of the pending U.S. patent applications which the Company owns or to which it has exclusive rights have been allowed and are expected to issue.

     In addition, the Company expects that Orphan Drug status may provide increased proprietary protection for certain of its products in the United States. The Company has received Orphan Drug status for Colloral for the treatment of juvenile rheumatoid arthritis and for Myloral for the treatment of multiple sclerosis. In addition, the Company anticipates that the FDA will classify its products as "biologics." If the Company's products are so classified, there is no provision for rapid approval of generic competitors after the expiration of any proprietary protection the Company receives.

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

AUTOIMMUNE DISEASES

     The human immune system is the major biological defense mechanism responsible for recognizing and fighting disease. The immune system distinguishes foreign substances (antigens) from the body's tissue and rids the body of a wide variety of disease-causing antigens such as bacteria and viruses. T cells, which circulate in the blood, are a major component of this system. There are several types of T cells, which play a critical role in recognizing antigens, carrying out the immune response, and regulating the resulting chain of events. These include "helper" T cells, which release factors to amplify the immune response, "killer" T cells, which attack and destroy other cells displaying the targeted antigen, and "regulatory" T cells, which release factors to down-regulate or suppress the immune response and keep it in control.

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

     While there are numerous cell-mediated autoimmune diseases, the Company at present is developing products for three: rheumatoid arthritis, Type I diabetes, and uveitis (or uveoretinitis). Rheumatoid arthritis is a chronic disease in which the body's immune system attacks synovial tissue in joints, resulting in a progressive, painful inflammation of the joints, along with crippling deformation of the hands, feet, hips, knees and shoulders. In advanced phases of the disease, symptoms include severe pain, body disfiguration and loss of mobility. The autoimmune form of diabetes (Type I, also known as juvenile or insulin-dependent diabetes) is the result of the body's immune system destroying the insulin-producing islet cells in the pancreas. Although the administration of insulin controls the metabolic abnormalities of the disease, it does not always prevent major debilitating effects, which can include neural degeneration, chronic pain, arteriosclerosis, loss of limbs due to peripheral vascular disease, blindness and kidney failure. In its most severe form, diabetes can result in death. The autoimmune form of uveitis is a chronic, degenerative eye disease, resulting in inflammation, discoloration and ultimately blindness.

     In addition, AutoImmune is developing a product for the treatment of transplant rejection which, while not an autoimmune disease, involves similar mechanisms of action. Due to the similarity, the Company believes that its oral tolerance approach may provide an effective therapy for this clinical condition. The Company also has a product for the treatment of multiple sclerosis.

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

     Broad Application. The Company believes that, in addition to the diseases and conditions on which it has been working to date, its oral tolerance approach potentially could be applied to the treatment of a variety of other inflammatory diseases and other clinical conditions, including psoriasis, Alzheimer's disease, and atherosclerosis.

PRINCIPAL PRODUCTS IN DEVELOPMENT

     AutoImmune has products in various stages of development for treating rheumatoid arthritis, Type I diabetes, chronic transplant rejection and uveitis. The chart set forth below describes the stage of development of each of the Company's principal products.


                       PRINCIPAL PRODUCTS IN DEVELOPMENT

PRODUCT      DISEASE/CONDITION      DEVELOPMENT STATUS
-------      -----------------      ------------------

Colloral(R)  Rheumatoid Arthritis    Phase III trial to begin in the first
                                     quarter of 1998; results expected in the
                                     third quarter of 1999

AI 401       Type I Diabetes         Phase II trials in progress

AI 502       Transplant Rejection    Phase I/II trial in progress

AI 301       Uveitis                 Phase I/II trial completed (using AI 300)

Myloral(R)   Multiple Sclerosis      Phase III trial failed to meet primary
                                     endpoint; development program suspended.


     Rheumatoid Arthritis. Colloral, AutoImmune's proprietary oral formulation of Type II collagen, will soon be in a Phase III human clinical trial. This study is designed as the final pivotal trial for regulatory approval. More than 1200 patients have been involved in the five Phase II Colloral trials completed to date. Integrated data analysis from these five trials showed that Colloral is significantly more efficacious than placebo, the optimum dose is 60 micrograms, and the safety profile is unsurpassed.

     During 1997, the Company completed three Phase II trials to gather important additional data for use in designing the Phase III study, including the optimum dose, the effect of switching patients from a disease modifying anti-rheumatic drug ("DMARD") to Colloral and the relative efficacy of Colloral when compared with a commonly prescribed DMARD. These trials, which were conducted at 48 sites in the United States, consisted of (i) a 423-patient, placebo-controlled dose refinement trial using three different doses, 5, 20 and 60 micrograms; (ii) a 203-patient, placebo-controlled trial testing Colloral in patients who have been withdrawn from methotrexate, a frequently used DMARD; and
(iii) a 284-patient, active control trial testing Colloral against a first line DMARD in patients who have never been on DMARD therapy, but who have responded poorly to nonsteroidal anti-inflammatory drugs ("NSAIDs"). Patients in each of these studies were treated for six months. While the results from these individual trials did not reach statistical significance, all showed strong positive trends for Colloral.

     In June 1995, the Company completed a six-month, six-center, double-blind Phase II clinical trial involving 274 patients with severe, active rheumatoid arthritis. The results of the study, which were published in the February 1998 issue of Arthritis and Rheumatism, showed that patients receiving a 20 microgram dose of Colloral demonstrated statistically significant improvement compared to patients receiving placebo as measured by the therapeutic response standard known as the Paulus criteria. Results of the study also demonstrated that patient improvement increased as the dosage of Colloral decreased. Colloral was safe and well tolerated by patients at all dose levels. The Paulus criteria, a commonly used method to discriminate between drug and placebo response in rheumatoid arthritis, require that patients achieve at least four of the following six levels of response: 20% or greater improvement in tender joint score, swollen joint score, morning stiffness, or sedimentation rate, and 40% or greater improvement in patient and physician global scores. The analysis showed 39% of patients given the 20 microgram dose of Colloral met this standard, compared with 19% of patients receiving placebo. No patient met all criteria for complete remission of disease. The results of this study were presented in October 1995 at the National Scientific Meeting of the American College of Rheumatology.

     Drugs for rheumatoid arthritis are given chronically and, as a result, long-term safety data are required for approval of all new drugs. AutoImmune has begun to generate long-term safety data on Colloral through open label continuation trials with patients who have participated in the development program. As of December 31, 1997, more than 35% of the patients who entered the first continuation trial, remained in the trial with an average duration of 37 months. Nearly 70% of patients entering the second continuation trial are still participating with an average duration of 15 months.

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

     It is estimated that 1% of the worldwide population suffers from rheumatoid arthritis. In the United States, 2.1 million patients currently seek treatment for rheumatoid arthritis, including more than 70,000 patients with JRA. There is no known cure, but several approaches are used in an attempt to alleviate two major symptoms of the disorder, pain and inflammation. A number of pain relievers are widely used, but most have undesirable side effects. Similarly, a wide variety of anti-inflammatory agents, ranging from aspirin to NSAIDs, are used with varying degrees of success. The NSAIDs used to alleviate pain and inflammation have undesirable gastrointestinal side effects that limit their use. None of the available NSAIDs work with consistent efficacy on all types of patients. However, several companies are working on a new class of NSAIDs described as COX-2 inhibitors. These products, which could be on the market in 1999, may alleviate some of the gastrointestinal side effects currently seen with traditional NSAIDS. Another category, broad immunosuppressants, are also used to treat rheumatoid arthritis but toxicity limits their use. A potential new product in this category is leflunomide, which can be characterized as methotrexate-like, but with supposedly less toxicity. An NDA may be filed on this product in early 1998. Additionally, there are two biologic products which may be submitted for approval in 1998 -- Enbrel and Avakine. Both products, which are injectables, are anti-TNF (tumor necrosis factor) inhibitors.

     Type I Diabetes. The Company has entered into a collaborative agreement with Lilly with respect to the Company's diabetes product. In 1997, Lilly had three Phase II clinical trials underway to demonstrate human proof of principle for AI 401. The U.S. study is a one-year, double-blind, placebo-controlled trial and now has nearly 50% of the 300 patients enrolled. This Phase II clinical trial is designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. Lilly initiated a second Phase II trial in France and enrollment is two-thirds complete. The third trial in Italy has begun enrolling patients. In addition, Lilly is providing the oral product for the Diabetes Prevention Trial (DPT-1) being conducted by the NIH. This trial, which began in September 1996 and is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type I diabetes. Enrollment in DPT-1 is currently greater than 25% complete.

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

     Approximately 1,000,000 people in the United States suffer from Type I diabetes. It is estimated that worldwide there are 180,000 new patients diagnosed with this disease each year. There is no known way of curing Type I diabetes; at best it can be controlled. In addition, because insulin is a large protein that is not appreciably absorbed through the gut, it must be administered intravenously or intra-muscularly, rather than orally. The limitations of the treatment delivery system and the inconsistency of the therapeutic results have led to major efforts to discover effective new methods of treatment. The Company believes that the preferred therapeutic approach would be an oral treatment such as the Company's which could prevent the onset of the disease (and the related destruction of the insulin-producing cells) in susceptible populations. Methods to pre-screen persons who are genetically susceptible to Type I diabetes are being developed by others. AutoImmune expects that individuals who have been diagnosed in the early stages of Type I diabetes, as well as those who may be identified through such pre-screening, will constitute the primary market for AutoImmune's diabetes product.

     Transplant Rejection. In January 1997, the Company initiated a clinical trial of tolerizing peptides for the prevention of organ transplant rejection. The open label study, which is being conducted in 15 patients at The Brigham and Women's Hospital, is designed to assess the safety and immunological effects of oral peptides in laboratory measures of transplant rejection. The results of this trial are expected later this year. Prior to the initiation of AutoImmune's human clinical program in chronic transplant rejection, the Company conducted several preclinical studies at The Brigham and Women's Hospital which achieved positive results in the suppression of the rejection reaction using peptides.

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

     Uveitis. The Company is developing AI 301, a recombinant human protein, for the treatment of uveitis, an inflammatory disease of the eye. Using its first generation, non-recombinant product, AI 300, the Company completed a 45-patient placebo-controlled Phase I/II clinical trial in January 1996. This trial was conducted under the sponsorship of the Company pursuant to a Collaborative Research and Development Agreement ("CRADA") with the National Eye Institute of the NIH. The results of the Phase I/II trial demonstrate that treatment with purified bovine S-antigen is safe and may facilitate the withdrawal of systemic immunosuppressants. The results of the trial were
published in the American Journal of Ophthalmology in May of 1997.    The
Company expects to move forward in its program for the treatment of uveitis using AI 301, a recombinant form of S-antigen. The Company believes that a recombinant product for this disease is likely to be manufactured at a significantly lower cost than a product based on animal protein.

     Although uveitis can be caused by other factors such as external irritants, the autoimmune form of the disease is particularly severe. Doctors have used non-specific immunosuppressants, such as corticosteroids and cyclosporin, on uveitis patients. Results, however, have not been consistent and serious side effects may occur.


ADDITIONAL PRODUCTS AND RESEARCH PROGRAMS

     The Company's additional research and development efforts are focused on two primary objectives: (i) developing ways to enhance the therapeutic effect of the Company's existing products by combining its products with other compounds or drugs; and (ii) expanding the applications of oral tolerance therapy.

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

     In addition to the products it currently is developing, AutoImmune has several research programs involving possible future products. The Company believes its oral tolerance approach may lead to treatments for cell-mediated inflammatory diseases in addition to those it is currently studying. For example, the Company has conducted research on products to treat other diseases, including psoriasis and Alzheimer's disease.

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

     The Brigham and Women's Hospital. The Brigham and Women's Hospital, Inc. ("BWH"), a teaching hospital affiliated with Harvard Medical School, has been performing sponsored research for the Company since 1988. The current agreement extends until June 30, 1999 and is automatically renewed for successive two-year periods unless one year's prior written notice is given. The current research budget at BWH provides for expenditures by AutoImmune of approximately $536,000 during the twelve months ending June 30, 1998. Under certain circumstances, the Company may reduce its level of expenditures. The Company will own or have exclusive rights to all inventions, improvements and discoveries made at BWH and resulting from the research program, subject to certain rights retained by the U.S. government in any patentable invention conceived or first reduced to practice using federal funds. The Company will pay to BWH (i) a royalty on all products sold by the Company that are subject to a patent covering an invention developed under the research program or as to which rights were acquired by the Company from BWH, and (ii) a percentage of any royalties received by AutoImmune with respect to sales of such products by others. BWH also will receive a percentage of any milestone payments which the Company is entitled to receive from licensees or other transferees of such a patent after the first commercial sale of a product covered by a patent. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

     BWH is a shareholder of the Company. Both of the scientists who made the discoveries which led to the founding of AutoImmune are affiliated with BWH.

     National Eye Institute. The National Eye Institute ("NEI") was party to a CRADA with AutoImmune and BWH pursuant to which clinical trials of AutoImmune's uveitis product were conducted. The agreement expired June 30, 1996. The NEI is a co-owner with AutoImmune of a patent application directed to the use of oral tolerance to treat uveitis. The NEI has granted BWH an exclusive commercialization license for any and all products or processes developed pursuant to the CRADA (including the uveitis patent application) in exchange for one-half of any royalties with respect to uveitis products collected by BWH pursuant to its agreement with the Company. BWH has in turn granted the Company an exclusive commercialization license with respect to all such technology. The Company and NEI are currently discussing a potential collaboration to develop the Company's second generation product for uveitis, AI 301.

PATENTS AND PROPRIETARY RIGHTS

     The establishment of a strong proprietary position is an important element of AutoImmune's strategy. As of December 31, 1997, the Company had pending 23 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 32 U.S. and foreign patents. The United States Patent and Trademark Office has issued to the Company: one patent covering the use of oral Type II collagen to treat rheumatoid arthritis in humans; five patents covering treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen (respectively) or active fragments thereof; two patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof, and one patent covering treating, or preventing the onset of, Type I diabetes by oral administration of an insulin containing composition. The European and Japanese Patent Offices have granted patents which the Company owns covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but oppositions (proceedings challenging their validity) have been filed against these patents by a third party. A number of the pending U.S. patent applications which the Company owns or to which it has exclusive rights have been allowed and are expected to issue.

     The Company owns a patent application originally filed by BWH for the treatment of autoimmune diseases by oral administration of autoantigens, including a number of specific patent claims directed to the treatment of multiple sclerosis. The disclosure contained in this initial patent application has been significantly expanded in a chain of successor applications. There can be no assurance, however, that patents will be granted on these applications or that the Company will succeed in developing additional products that are patentable.

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

     There can be no assurance that patent applications owned by, or licensed to, the Company will issue as patents or that, if issued, the Company's patents will be valid or that they will provide the Company with meaningful protection against competitors or with a competitive advantage. There can be no assurance that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company and there can be no assurance that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed or circumvented by others. In particular, if the Company is unable to obtain issuance of a patent with broad claims with respect to oral tolerance treatment of autoimmune diseases or if the Company is unable to prevail in oppositions against foreign patents of the Company with similar claim scope a competitor may be able to design around the Company's patent rights by employing a treatment that is not covered by the Company's subsisting patents.

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

     For additional information concerning products developed and under development by the Company's competitors to treat rheumatoid arthritis, see "Principal Products in Development-Rheumatoid Arthritis."

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

     Further, the FDA may grant Orphan Drug status, under the Orphan Drug Act, to therapeutic agents which are intended to treat a "rare disease or condition," which is generally described as a disease or condition that affects fewer than 200,000 individuals in the United States, but also includes multiple sclerosis and certain other diseases. Orphan Drug status confers upon the sponsor tax credits for the amounts expended on clinical trials, as well as marketing exclusivity for the proposed therapeutic indication for a period of seven years following approval of a New Drug Application ("NDA") or Biologics License Application ("BLA"). This status does not convey any advantage during regulatory review, but it is possible that products may qualify both for Orphan Drug status and also for fast-track regulatory review. Colloral for juvenile rheumatoid arthritis has been designated as an Orphan Drug. The Company also expects to apply for Orphan Drug status on AI 301, its product for uveitis. To receive the benefits of Orphan Drug designation, however, the Company must be first to receive FDA approval of the product for the particular indication.

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

     New drug or biological products require several steps in order to receive regulatory approval, including (i) preclinical laboratory and animal tests; (ii) submission by the Company or an individual physician to the FDA of an application for an IND, or submission to a research institution of an Institutional Review Board approval for intrastate trials, one of which must become effective before human clinical trials may start; (iii) the performance of well-controlled clinical trials; and (iv) the submission of an NDA or BLA containing the results of clinical trials and methods of manufacture of the product prior to commercial sale or shipment of the product. During the approval process, the FDA must confirm that good laboratory and clinical practices were maintained during product testing as well as good manufacturing practices were employed in product manufacture.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess potential product safety and efficacy. The results of the preclinical tests are submitted to the FDA as part of an IND, and, unless the FDA objects, the IND becomes effective, and clinical trials may begin, 30 days after the FDA receives the filing.

     The initial clinical evaluation, Phase I trials, generally involve administration of a product to a small number of persons. The product is tested for safety, dosage tolerance, metabolism, and pharmacokinetic properties. Phase II trials generally involve administration of a product to a limited number of patients with a particular disease to determine dose level, efficacy and safety. Phase III trials generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues or if there is convincing evidence that a drug is not effective for the purpose for which it is being investigated. Each of AutoImmune's clinical trials will be conducted with the approval of an Institutional Review Board at the institution where the trial will be conducted. The Institutional Review Board considers, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Pivotal Phase III trials are designed to demonstrate definitive efficacy. More than one trial is usually required for FDA approval to market a drug. The results of the preclinical and clinical trials are submitted after completion of the pivotal Phase III trials in the form of a BLA or NDA for approval to commence commercial sales. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may also require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

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

EMPLOYEES

     As of February 20, 1998, AutoImmune employed 20 individuals full-time, 5 of whom hold Ph.D. or M.D. degrees. Of its total work force, 14 employees are engaged in research and development activities and 6 are devoted to support and administrative activities. AutoImmune believes it maintains good relations with its employees.

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

     Developmental Stage of the Company's Products. The Company has not yet completed the development of any products. The Company's products will require significant additional clinical testing and investment prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. The Company has a number of products in clinical development, including Colloral, AI 401 and AI 502. Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the product will be obtained. Clinical trials may be terminated at any time for many reasons, including toxicity or a lack of efficacy based upon interim examinations of clinical trial data or adverse event reporting. There can be no assurance that any of the Company's products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed or that the Company will not encounter problems in clinical trials that will cause the Company to delay or suspend product development. None of the Company's products is expected to be commercially available in 1998.

     History of Operating Losses; Lack of Product Revenues. The Company has accumulated net losses, from its inception in 1988 through December 31, 1997, of approximately $87,616,000. The Company expects to continue to incur losses for a number of years as the Company continues its research, development and clinical trial programs. The Company's ability to achieve a profitable level of operations is dependent on successfully completing the development of its products, obtaining required regulatory approvals, and manufacturing and marketing its products. There can be no assurance that the Company will achieve a profitable level of operations.

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

     Additional Financing Requirements and Access to Capital. Since inception, the Company has raised net proceeds of approximately $117,000,000 from the sale of equity securities in private placements and public stock offerings. The Company will require substantial funds for further research and development, existing and planned clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements through the Phase III clinical program for Colloral. Thereafter, the Company will need to raise substantial additional capital to fund its operations, including clinical trials and commercialization efforts.

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

     The majority of the Company's basic research to date has been done through agreements with The Brigham and Women's Hospital and other medical research institutions. Since 1993, the Company has conducted some research and most of its development activities internally, and currently the Company has 14 full-time employees engaged in research and product development. Nevertheless, the Company expects to continue to be at least partially dependent upon research performed under contract with The Brigham and Women's Hospital. If the Company is unable to maintain this relationship, the Company would be adversely affected and the Company's ability to commercialize future products would be delayed.

     Manufacturing and Marketing. The Company has not yet introduced any products and has limited manufacturing experience. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company currently has limited facilities for manufacturing its products under development and has until recently obtained all of its products for clinical trials from contract manufacturing companies. In order to manufacture its products in commercial quantities, the Company will need to develop its own manufacturing facilities or contract with third parties to manufacture its products. To the extent the Company relies upon contract manufacturers, there can be no assurance that such parties will perform their obligations in a timely fashion. Any failures by third parties could cause a delay in clinical trials, commercialization of a product, or the ability to supply the market. There can be no assurance that the Company will be able to enter into agreements for its products, to the extent the Company desires to do so, on favorable terms, if at all.

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

     Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents and Orphan Drug protection, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent the Company's rights. The Company has received or has exclusive rights to 32 U.S. and foreign patents.
The Company has filed and is actively pursuing numerous applications for additional U.S. and foreign patents, and is an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent Office or enforced by the federal courts. Thus, there can be no assurance that any patents issued to the Company will provide the Company with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede the ability of the Company to do business or that third parties will not be able to circumvent the Company's patents, that any of the Company's patent applications will result in the issuance of patents or that the Company will develop additional proprietary products that are patentable. Certain of the Company's patents are currently subject to oppositions. See "Strategy -- Protecting the Company's Competitive Position." Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of the Company's products, or, if patents are issued to the Company, design around the patented products developed by the Company. Although the Company has obtained Orphan Drug status in the United States for some of its products, it also must be the first to market an effective treatment for a particular disease in order to obtain the protections afforded to Orphan Drugs.

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

     Year 2000 Issues. Certain computer programs use only two digits to identify a year in the date field. As a result, many computer applications may fail or create erroneous results by or at the Year 2000. The Company's business is not dependent on its computer programs and does not electronically interact in any significant manner with suppliers, customers, creditors, borrowers and financial service organizations. Therefore, the impact on the Company should the Year 2000 issue materialize is expected to be minimal.

ITEM 2.  PROPERTIES

     AutoImmune's administrative offices and research facilities occupy approximately 11,000 square feet of leased space in Lexington, Massachusetts.
An additional 22,000 square feet of leased space in the same facility is subleased through the end of the lease term. The leases run through November 1999. The Company believes that its facilities are adequate for its present and anticipated purposes, except that additional facilities may be needed if the Company expands its manufacturing operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation or legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol AIMM. The following table shows the quarterly high and low closing price on Nasdaq for a share of the Company's common stock for the fiscal years ended December 31, 1996 and 1997.

                                         Price range of
                                          common stock
                                        ---------------
                                          High    Low
                                        -------  ------
Fiscal year ending December 31, 1996
     First quarter                       $13.88  $ 8.13
     Second quarter                      $11.75  $ 7.88
     Third quarter                       $10.00  $ 7.88
     Fourth quarter                      $17.00  $11.13


Fiscal year ending December 31, 1997
     First quarter                       $18.25  $11.00
     Second quarter                      $14.50  $ 1.63
     Third quarter                       $ 2.88  $ 1.69
     Fourth quarter                      $ 3.50  $ 2.56


     As of February 20, 1998, there were 260 record holders of the Company's Common Stock.

     AutoImmune has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, and therefore does not anticipate paying any cash dividends on its capital stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below are derived from financial statements that have been audited by Price Waterhouse LLP, independent accountants. The balance sheet at December 31, 1996 and 1997 and the related statements of operations and of cash flows for the three years ended December 31, 1997 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Form 10-K.


                                                                   Year ended December 31,
                                ---------------------------------------------------------------------------------------------
                                     1993               1994                1995                1996                1997
                                ------------       --------------      --------------      --------------      --------------

STATEMENT OF OPERATIONS DATA:
Revenue:
 Option fees                     $         __        $         --        $  1,500,000        $         __        $         --
 Research and development
   revenue under collaborative                                               __
   agreements                         537,000                  __                                      --                  --
                                 ------------        ------------        ------------        ------------        ------------
     Total revenue                    537,000                  __           1,500,000                  __                  --
                                 ------------        ------------        ------------        ------------        ------------

Costs and expenses:
  Research and development:
    Related party                   2,390,000           2,257,000           2,294,000           2,158,000           1,880,000
    Other                           5,860,000          11,381,000          12,554,000          22,029,000          15,426,000
  General and administrative        1,555,000           1,662,000           2,213,000           2,414,000           2,214,000
                                 ------------        ------------        ------------        ------------        ------------
     Total costs and expenses       9,805,000          15,300,000          17,061,000          26,601,000          19,520,000
                                 ------------        ------------        ------------        ------------        ------------

Loss from operations               (9,268,000)        (15,300,000)        (15,561,000)        (26,601,000)        (19,520,000)

Interest income, net                1,174,000             623,000           1,968,000           3,117,000           1,995,000
                                 ------------        ------------        ------------        ------------        ------------
Net loss                         $ (8,094,000)       $(14,677,000)       $(13,593,000)       $(23,484,000)       $(17,525,000)
                                 ------------        ------------        ------------        ------------        ------------

Net loss per share -
 basic and diluted (1)                 $(0.85)             $(1.44)             $(1.01)             $(1.44)             $(1.07)
                                 ------------        ------------        ------------        ------------        ------------
Weighted average common
 shares outstanding -
 basic and diluted (1)              9,474,968          10,205,567          13,522,091          16,303,051          16,385,629
                                 ============        ============        ============        ============        ============

                                                                         December 31,
                                 --------------------------------------------------------------------------------------------
                                     1993                1994                1995                1996                1997
                                 ------------        ------------        ------------        ------------        ------------
BALANCE SHEET DATA:
Cash, cash equivalents and
 marketable securities           $ 29,963,000        $ 15,568,000        $ 70,453,000        $ 49,310,000        $ 30,025,000
Working capital                    29,608,000          13,825,000          68,791,000          45,453,000          28,983,000
Total assets                       32,142,000          18,218,000          72,981,000          52,462,000          31,498,000
Capital lease obligations
 less current maturities              735,000           1,031,000             569,000             627,000             193,000
Deficit accumulated during
 development stage                (18,341,000)        (33,018,000)        (46,611,000)        (70,095,000)        (87,620,000)
Total stockholders' equity         30,025,000          15,102,000          70,418,000          47,341,000          29,880,000

------------------------------
(1)  Basic net loss per share is calculated by dividing net loss by the weighted average number of Common shares outstanding during the year in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per
 Share."  For each of the periods presented, basic and diluted net loss per share are the same due to the antidilutive effect of potential common shares.
-----------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

     Since its inception through December 31, 1997, the Company has incurred ongoing losses from operations and has cumulative losses as of December 31, 1997 totaling $87,616,000. To date, the Company has not recorded any revenue from the sale of products. Revenue recorded through December 31, 1997 was earned in connection with contract research and the granting of certain short-term rights.

     The Company expects to remain in the development stage for the foreseeable future and accordingly, expects to continue to incur substantial losses.

Years Ended December 31, 1996 and 1997

     No revenues were earned in the years ended December 31, 1996 and 1997.

     Research and development expenses were $24,187,000 in 1996, as compared with $17,306,000 for the year ended December 31, 1997. The decrease reflects overall reduced research and clinical trial activity levels partially offset by restructuring costs incurred as a result of a corporate downsizing.

     General and administrative expenses were $2,414,000 in 1996, as compared with $2,214,000 for the year ended December 31, 1997. The decrease is due primarily to increased corporate activity and restructuring costs in the first half of 1997 offset by reduced corporate activity in the second half of 1997 after the restructuring occurred.

     Net interest income was $3,117,000 in 1996, as compared with $1,995,000 for the year ended December 31, 1997. The decrease is due to a lower balance of cash available for investment.

     The net loss was $23,484,000 in 1996, as compared with $17,525,000 for the year ended December 31, 1997. The net loss per share decreased from $1.44 for the year ended December 31, 1996 to $1.07 for the year ended December 31, 1997. This reflects the recent decrease in research and development activity levels partially offset by restructuring costs incurred as a result of a corporate downsizing.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's needs for funds have increased from period to period as it has increased the scope of its research and development activities although its needs have been reduced as a result of downsizing which occurred during the first half of 1997. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

     The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the development, clinical, regulatory and marketing aspects of its products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements through the Phase III clinical program of Colloral. At the appropriate time, the Company intends to seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy, and its business will be materially adversely affected.

     In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 1997, the Company's cash and cash equivalents and marketable securities totaled $30,025,000. Current liabilities at December 31, 1997 were $1,425,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See index to financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director information is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1997.

Executive officer information is as follows:

     Robert C. Bishop, Ph.D., age 55, became a director of the Company in May 1992, when he was also elected President and Chief Executive Officer. For more than five years prior to joining the Company, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President, Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President, Therapeutics for Allergan's worldwide pharmaceutical, surgical and neurotoxin businesses from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Quintiles Transnational Corp., a contract research, sales and marketing company serving the health care industry. Dr. Bishop is also a director of Millipore Corporation, a purification technologies/systems company serving the microelectronics, biopharmaceutical and analytical laboratories markets.

     Heather A. Ellerkamp, CPA, age 33, joined the Company in February 1994, most recently as Director of Finance and Treasurer. From 1992 to 1994, she was employed by Kendall Square Research Corporation, most recently as Corporate Accounting Manager and Assistant Controller. Ms. Ellerkamp received her B.A. degree in Management Science from the University of California, San Diego and her M.B.A. from the University of Michigan.

     Malcolm J.F. Fletcher, M.D., age 50, joined the Company in November 1992 as Vice President of Clinical and Regulatory Affairs. Dr. Fletcher trained in medicine at the Medical College of St. Bartholomew's Hospital, University of London, becoming a Licentiate of the Royal College of Physicians and a Member of the Royal College of Surgeons in 1972. In 1975 he received a D.A. from the Royal College of Surgeons.

     Jo Ann Wallace, age 43, joined the Company in October 1994 as Vice President of Corporate Development. From 1993 to 1994, she was Vice President, Sales and Marketing at Greenwich Pharmaceuticals, Inc. From 1981 to 1993, Ms. Wallace was employed by G.D. Searle & Co., most recently as Senior Director in U.S. Marketing. Ms. Wallace received her B.S. degree in microbiology from the University of Texas.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)   Financial Statements

          Listed on page F-1 of the Financial Statements.

(a) (2)   Financial Statement Schedule

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements.

(a) (3)   Exhibits

          Exhibits filed as part of this Form 10-K are listed in the exhibit index appearing on page 22 of this Form 10-K.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 1998.

                              AUTOIMMUNE INC.



                              By /s/ Robert C. Bishop
                                ---------------------------------------
                                Robert C. Bishop,
                                President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Robert C. Bishop            President, Chief Executive    February 27, 1998
-----------------------------    Officer and Director
Robert C. Bishop
(Principal Executive Officer)



/s/ Heather A. Ellerkamp        Director of Finance and       February 27, 1998
-----------------------------    Treasurer
Heather A. Ellerkamp
(Principal Financial and
 Accounting Officer)



/s/ Barry Weinberg              Chairman of the Board of       February 27, 1998
-----------------------------    Directors
Barry Weinberg



/s/ Allan R. Ferguson           Director                       February 27, 1998
-----------------------------
Allan R. Ferguson



/s/ R. John Fletcher            Director                       February 27, 1998
-----------------------------
R. John Fletcher



/s/ Henri A. Termeer            Director                       February 27, 1998
-----------------------------
Henri A. Termeer



/s/ Hugh A. D'Andrade           Director                       February 27, 1998
-----------------------------
Hugh A. D'Andrade


                                 EXHIBIT INDEX
Exhibit
Number       Description
-------      -----------
    3.1  -   Restated Certificate of Incorporation*
    3.2  -   By-Laws**
    4.1  -   Specimen Common Stock Certificate**
   10.1  -   Amended and Restated 1988 Stock Option Plan effective December 14,
             1992*+
   10.2  -   Agreement, dated March 18, 1992, between AutoImmune Inc. and
             Schering Corporation**++
   10.3  -   Lease Agreement, dated November 1992, between AutoImmune Inc. and
             Ledgemont Realty Trust**
   10.4  -   Amended and Restated Research and Development Agreement, dated July
             1, 1992, between AutoImmune Inc. and The Brigham and Women's
             Hospital, Inc.**
   10.5  -   Research Agreement, dated October 21, 1992, and Royalty Agreement, dated 1992, between AutoImmune Inc. and Joslin Diabetes Center**
   10.6  -   Research Agreement, dated July 1, 1992, Royalty Agreement, dated
             June 6, 1990, and Research Agreement, dated July 1990, between
             AutoImmune Inc. and the Beth Israel Hospital**
   10.7  -   Cooperative Research and Development Agreement, effective July 1,
             1990, among the National Eye Institute of the National Institutes of Health, The Brigham and Women's Hospital and AutoImmune Inc.**
   10.8  -   Retainer Agreement, dated June 1, 1992, between AutoImmune Inc.
             and Cato Research Ltd.**
   10.9  -   Employment Agreement, dated April 2, 1992, between AutoImmune
             Inc. and Robert C. Bishop**+
  10.10  -   Amended Consulting Agreement, dated July 1992, and Amended and
             Restated Consulting Agreement, dated November 1988, between
             AutoImmune Inc. and Howard L. Weiner, M.D.**
  10.11  -   Amended Consulting Agreement, dated July 1992, and Amended and
             Restated Consulting Agreement, dated November 1988, between
             AutoImmune Inc. and David A. Hafler, M.D.**
  10.13  -   Consulting Agreement, dated February 1, 1989, between AutoImmune
             Inc. and James P. Tam, Ph.D.**
  10.14  -   Scientific Advisory Board Agreement, dated August 5, 1992, and
             Consulting Service Agreement, dated August 5, 1992, between
             AutoImmune Inc. and Jack L. Strominger, M.D.**
  10.15  -   Scientific Advisory Board Agreement, dated August 11, 1992, between
             AutoImmune Inc. and Herman N. Eisen, M.D.**
  10.16  -   Scientific Consultant Agreement, dated July 16, 1992, between
             AutoImmune Inc. and Henry Oettinger, Ph.D.**
  10.17  -   Nonemployee Director Stock Option Plan***+
  10.18  -   Employee Stock Purchase Plan****+
  10.19  -   License and Collaboration Agreement dated December 1, 1994 between AutoImmune Inc. and Eli Lilly and Company*****++
  10.20  -   First Amendment to Lease dated October 31, 1993 between
             AutoImmune Inc. and Ledgemont Realty Trust******
  10.21  -   Second Amendment to Lease dated February 1, 1996 between
             AutoImmune Inc. and Ledgemont Realty Trust******
  10.22  -   Third Amendment to Lease, dated October 23, 1996 between
             AutoImmune Inc. and Ledgemont Realty Trust
  10.23  -   Sublease agreement, dated November 1, 1997 between AutoImmune
             Inc. and Antigenics, LLC
  10.24  -   Consent to Sublease Agreement, dated November 1, 1997 between
             AutoImmune Inc., Antigenics, LLC, and Ledgemont Realty Trust
     23  -   Consent of Price Waterhouse LLP
     27  -   Financial Data Schedule
-------------

* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).
**    Incorporated by reference to the Company's Registration Statement on
      Form S-1 (File No. 33-55430).
***   Incorporated by reference to Appendix A to the Company's definitive
      Proxy Statement dated April 6, 1994 for the Annual Meeting of
      Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.
**** Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 17, 1994 (Registration No. 33-82972).
***** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
      1994, as amended.
******Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
+     Required to be filed pursuant to Item 14(c) of Form 10-K.
++ The Company has been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

                                                     Page

FINANCIAL STATEMENTS:

 Report of Independent Accountants                    F-2

 Balance Sheet at December 31, 1996 and 1997          F-3

 Statement of Operations for the three years
  ended December 31, 1997 and for the period from
  inception (September 9, 1988) through
  December 31, 1997                                   F-4

 Statement of Changes in Stockholders' Equity for
  the period from inception (September 9, 1988)
  through December 31, 1997                           F-5

 Statement of Cash Flows for the three years
  ended December 31, 1997 and for the period from
  inception (September 9, 1988) through
  December 31, 1997                                   F-6

 Notes to the Financial Statements                    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of AutoImmune Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AutoImmune Inc. (a development stage company) at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (September 9, 1988) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Price Waterhouse LLP

Boston, Massachusetts
February 20, 1998

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

                                                         DECEMBER 31,
                                                        1996         1997

ASSETS
Current assets:
 Cash and cash equivalents                           $ 6,432,000   $13,833,000
 Marketable securities                                42,878,000    16,192,000
 Interest receivable                                     141,000       240,000
 Prepaid expenses and other current assets               496,000       143,000
                                                     -----------   -----------

   Total current assets                               49,947,000    30,408,000

Fixed assets, net                                      2,485,000     1,060,000
Other assets                                              30,000        30,000
                                                     -----------   -----------
                                                     $52,462,000   $31,498,000
                                                     ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 2,997,000   $   476,000
 Accrued expenses                                        782,000       664,000
 Current portion of obligations under
  capital leases                                         715,000       285,000
                                                     -----------   -----------

  Total current liabilities                            4,494,000     1,425,000
                                                     -----------   -----------


Obligations under capital leases                         627,000       193,000
                                                     -----------   -----------

Commitments and contingencies (Notes 6 and 11)
                                                     -----------   -----------


Stockholders' equity:
 Common stock, $.01 par value: 25,000,000 shares
  authorized; 16,358,045 and 16,392,896 shares
  issued and outstanding at December 31, 1996 and
  1997, respectively                                     164,000       164,000
 Additional paid-in capital                          117,238,000   117,330,000
 Deficit accumulated during the development stage    (70,095,000)  (87,620,000)
 Net unrealized gain on marketable securities             34,000         6,000
                                                     -----------   -----------
                                                      47,341,000    29,880,000
                                                     -----------   -----------

                                                     $52,462,000   $31,498,000
                                                     ===========   ===========



                    The accompanying notes are an integral
                      part of these financial statements.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

                                                                                                    PERIOD FROM
                                                                                                     INCEPTION
                                                                                                 (SEPTEMBER 9, 1988)
                                                  FOR THE YEAR ENDED DECEMBER 31,                     THROUGH
                                        1995                    1996              1997             DECEMBER 31, 1997
Revenue:
 Option fees                        $  1,500,000            $         --      $         --         $   2,200,000
 Research and development revenue
  under collaborative agreements             --                       --                --               955,000
                                    ------------            ------------      ------------          ------------
   Total revenue                       1,500,000                      --                --             3,155,000
                                    ------------            ------------      ------------          ------------

Costs and expenses:
   Research and development:
     Related party                     2,294,000               2,158,000         1,880,000            16,848,000
     All other                        12,554,000              22,029,000        15,426,000            71,610,000
   General and administrative          2,213,000               2,414,000         2,214,000            11,527,000
                                    ------------            ------------      ------------          ------------
     Total costs and expenses         17,061,000              26,601,000        19,520,000            99,985,000
                                    ------------            ------------      ------------          ------------
Interest income                        2,021,000               3,191,000         2,063,000             9,508,000
Interest expense                         (53,000)                (74,000)          (68,000)             (294,000)
                                    ------------            ------------      ------------          ------------
                                       1,968,000               3,117,000         1,995,000             9,214,000
                                    ------------            ------------      ------------          ------------
Net loss                            $(13,593,000)           $(23,484,000)     $(17,525,000)         $(87,616,000)
                                    ============            ============      ============          ============


Net loss per share - basic and
 diluted                            $      (1.01)           $      (1.44)     $      (1.07)
                                    ============            ============      ============


Weighted average shares outstanding -
basic and diluted                     13,522,091              16,303,051        16,385,629
                                    ============            ============      ============

                    The accompanying notes are an integral
                      part of these financial statements.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 9, 1988)
THROUGH DECEMBER 31, 1997

                                                                                      DEFICIT
                                                                                    ACCUMULATED     NET UNREALIZED
                                             COMMON STOCK                           DURING THE      GAIN (LOSS) ON      TOTAL
                                          NUMBER        PAR        ADDITIONAL       DEVELOPMENT       MARKETABLE     STOCKHOLDERS'
                                         OF SHARES     VALUE     PAID-IN CAPITAL       STAGE          SECURITIES        EQUITY
Issuance of Common stock
 during 1988                              168,750     $  2,000     $        --     $     (1,000)     $       --      $      1,000

Conversion of junior convertible
 preferred stock to common
 stock during 1991                        506,250        5,000                           (3,000)                            2,000

Issuance of common stock
 during 1992                               91,116        1,000         100,000                                            101,000

Conversion of mandatorily
 redeemable convertible
 preferred  stock to common
 stock during 1993                      6,353,568       63,000      12,496,000                                         12,559,000

Issuance of common stock,
 net of issuance costs
  during 1993                           3,022,000       30,000      35,669,000                                         35,699,000

Issuance of common stock
 during 1994                               67,500        1,000           2,000                                              3,000

Net unrealized loss on
 marketable securities during 1994                                                                     (249,000)         (249,000)

Net loss for the period
 from inception (September 9,
  1988) through December 31, 1994                                                   (33,014,000)                      (33,014,000)
                                       ----------     --------    ------------     ------------       ---------      ------------

Balance at December 31, 1994           10,209,184      102,000      48,267,000      (33,018,000)       (249,000)       15,102,000

Issuance of common stock,
 net  of issuance costs                 6,072,883       61,000      68,530,000                                         68,591,000

Net unrealized gain on
 marketable  securities                                                                                 318,000           318,000

Net loss                                                                            (13,593,000)                      (13,593,000)
                                       ----------     --------    ------------     ------------       ---------      ------------

Balance at December 31, 1995           16,282,067      163,000     116,797,000      (46,611,000)         69,000        70,418,000

Issuance of common stock                   75,978        1,000         441,000                                            442,000

Net unrealized loss on
 marketable securities                                                                                  (35,000)          (35,000)

Net loss                                                                            (23,484,000)                      (23,484,000)
                                       ----------     --------    ------------     ------------       ---------      ------------

Balance at December 31, 1996           16,358,045      164,000     117,238,000      (70,095,000)         34,000        47,341,000

Issuance of common stock                   34,851          --           92,000                                             92,000

Net unrealized loss on
 marketable securities                                                                                  (28,000)          (28,000)

Net loss                                                                            (17,525,000)                      (17,525,000)
                                       ----------     --------    ------------     ------------       ---------      ------------

Balance at December 31, 1997           16,392,896     $164,000    $117,330,000     $(87,620,000)      $   6,000      $ 29,880,000
                                       ==========     ========    ============     ============       =========      ============

  The accompanying notes are in integral part of these financial statements.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                                PERIOD FROM
                                                                                                                 INCEPTION
                                                                                                            (SEPTEMBER 9, 1988)
                                                                  FOR THE YEAR ENDED DECEMBER 31,                 THROUGH
                                                               1995            1996            1997         DECEMBER 31, 1997
Cash flows from operating activities:
   Net loss                                                $(13,593,000)   $(23,484,000)    $(17,525,000)      $(87,616,000)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
    Interest expense related to demand notes
     converted into mandatorily redeemable
     convertible preferred stock                                    --              --               --              48,000
    Patent costs paid with junior convertible
     preferred and common stock                                     --              --               --               3,000
    Depreciation and amortization                               702,000         961,000          960,000          3,586,000
    Loss on sale/disposal of fixed assets                           --              --           604,000            604,000
    Decrease in patent costs                                        --              --               --             563,000
    (Increase) decrease in interest receivable                    9,000          19,000          (99,000)          (240,000)
    (Increase) decrease in prepaid expenses
     and other current assets                                     1,000        (324,000)         353,000           (143,000)
    Increase (decrease) in accounts payable                    (163,000)      2,053,000       (2,521,000)           476,000
    Increase (decrease) in accrued expenses                      54,000         194,000         (118,000)           664,000
                                                            -----------      ----------      -----------        -----------
   Net cash used by operating activities                    (12,990,000)    (20,581,000)     (18,346,000)       (82,055,000)
                                                            -----------      ----------      -----------        -----------


Cash flows from investing activities:
   Purchase of available-for-sale marketable
    securities                                              (37,292,000)    (44,563,000)     (30,592,000)      (233,526,000)
   Proceeds from sale/maturity of available-for-sale
     marketable securities                                    2,488,000      43,016,000       57,250,000        206,329,000
   Proceeds from maturity of held-to-maturity
     marketable securities                                    5,956,000             --               --          11,011,000
   Proceeds from sale of equipment                                  --              --            64,000             64,000
   Purchases of fixed assets                                   (590,000)     (1,280,000)        (203,000)        (5,189,000)
   Increase in patent costs                                         --              --               --            (563,000)
   Increase in other assets                                         --              --               --            (155,000)
                                                            -----------      ----------      -----------        -----------

   Net cash provided (used) by investing
    activities                                              (29,438,000)     (2,827,000)      26,519,000        (22,029,000)
                                                            -----------      ----------      -----------        -----------

Cash flows from financing activities:
   Proceeds from sale-leaseback of fixed assets                      --       1,039,000               --          2,872,000
   Payments on obligations under capital leases                (444,000)       (728,000)        (864,000)        (2,394,000)
   Net proceeds from issuance of mandatorily
     redeemable convertible preferred stock                          --              --               --         10,011,000
   Proceeds from bridge notes                                        --              --               --            300,000
   Proceeds from issuance of common stock                    68,591,000         442,000           92,000        104,928,000
   Proceeds from issuance of convertible
     notes payable                                                   --              --               --          2,200,000
                                                            -----------      ----------      -----------        -----------

   Net cash provided (used) by financing activities          68,147,000         753,000         (772,000)       117,917,000
                                                            -----------      ----------      -----------        -----------


   Net increase (decrease) in cash and cash
    equivalents                                              25,719,000     (22,655,000)       7,401,000         13,833,000

   Cash and cash equivalents at
    beginning of period                                       3,368,000      29,087,000        6,432,000                 --
                                                            -----------      ----------      -----------        -----------

   Cash and cash equivalents at end of period               $29,087,000      $6,432,000      $13,833,000        $13,833,000
                                                            ===========      ==========      ===========        ===========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CASH EQUIVALENTS AND MARKETABLE SECURITIES

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in U.S. Government debt securities. These investments are subject to minimal credit and market risks. The Company specifically identifies securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities. At December 31, 1996 and 1997, the Company has classified all of its marketable securities as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  At December 31, 1997, the Company's financial instruments consist of cash equivalents, marketable securities and interest receivable, accounts payable and accrued expenses. The carrying amount of these instruments approximate their fair values.

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

  CONTINGENT STOCK PURCHASE WARRANTS

  The value of contingent stock purchase warrants issued by the Company in connection with clinical research agreements is determined on the date that the Company estimates that it is probable that such contingencies will be met. The difference between the quoted market price of the Company's common stock and the exercise price of the warrants on the measurement date is recorded as compensation expense. The Company periodically assesses whether it is probable and estimable that the compensation related to contingent warrants will be earned.

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

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

  NET LOSS PER SHARE - BASIC AND DILUTED

  In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share," which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by APB No. 15 "Earnings Per Share," with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997. The basic and diluted net loss per share under SFAS No. 128 is not different from the previous computation and presentation. Potential common shares from stock options and warrants are excluded from the computation of diluted net loss per share as their effect is antidilutive.

  USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

  The Company recorded net unrealized gains of $34,000 and $6,000 related to marketable securities classified as available-for-sale at December 31, 1996 and 1997, respectively.

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  The Company has paid interest of $53,000, $74,000 and $68,000 in 1995, 1996 and 1997, respectively, and $246,000 since inception. The Company has paid income taxes of $11,000 in 1996 and since inception.

3. CASH EQUIVALENTS AND MARKETABLE SECURITIES

  The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1996 and 1997.

                                          DECEMBER 31,
                                        1996        1997

  Money market                       $2,299,000  $    71,000
  U.S. Government debt securities     3,993,000   12,391,000
                                     ----------  -----------
                                     $6,292,000  $12,462,000
                                     ==========  ===========

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

  The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1996 and 1997 which are carried at fair market value:


                                                                UNREALIZED      UNREALIZED        AMORTIZED
                             MATURITY TERM      FAIR VALUE        GAINS           LOSSES            COST
December 31, 1996:

 U.S. Government
   debt securities          within 1 year        $32,842,000         $16,000         $(6,000)     $32,832,000
 U.S. Government debt
   securities               between 1-5 year      10,036,000          24,000             --        10,012,000
                                                 -----------         -------         -------      -----------
                                                 $42,878,000         $40,000         $(6,000)     $42,844,000
                                                 ===========         =======         =======      ===========
 December 31, 1997:

 U.S. Government
   debt securities          within 1 year        $10,935,000         $ 5,000         $(1,000)     $10,931,000
 U.S. Government debt
   securities               between 1-5 year       5,257,000           2,000             --         5,255,000
                                                 -----------         -------         -------      -----------
                                                 $16,192,000         $ 7,000         $(1,000)     $16,186,000
                                                 ===========         =======         =======      ===========



  All of the Company's marketable securities are classified as current at December 31, 1996 and 1997 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1996 and 1997 were not significant.

  Marketable securities which were purchased and sold in periods prior to adoption of SFAS No. 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

4. FIXED ASSETS

  Fixed assets consist of the following:

                                               ESTIMATED
                                              USEFUL LIFE     DECEMBER 31,
                                                (YEARS)    1996        1997

Laboratory equipment                             2-5     $3,181,000  $1,359,000
Office equipment                                 4-5        667,000     425,000
Leasehold improvements                           5-7      1,058,000     461,000
                                                         ----------  ----------

                                                          4,906,000   2,245,000
  Less - accumulated depreciation
         and amortization                                 2,421,000   1,185,000
                                                         ----------  ----------
                                                         $2,485,000  $1,060,000
                                                         ==========  ==========

  Depreciation and amortization expense relating to fixed assets was $702,000, $961,000 and $960,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Assets held under capital leases consisted of $2,872,000 and $1,243,000 of lab equipment at December 31, 1996 and 1997, respectively. Accumulated amortization of these assets totaled $1,488,000 and $765,000 at December 31, 1996 and 1997, respectively. For the years ended December 31, 1995, 1996 and 1997, amortization expense charged to operations on assets held under capital lease obligations was $479,000,

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

  $630,000 and $552,000 respectively. In 1997, fixed assets totaling $2,931,000 were disposed or sold, of which $1,642,000 were held under capital leases. Accumulated depreciation and amortization relating to these assets was $923,000 and $1,341,000, respectively. Proceeds totaling $64,000 were received upon the sale of certain equipment.

5. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                      DECEMBER 31,
                                               1996                  1997

  Accrued employee costs                     $552,000              $289,000
  Accrued professional fees                   230,000               204,000
  Accrued restructuring costs                     --                146,000
  Other                                           --                 25,000
                                             --------              --------
                                             $782,000              $664,000
                                             ========              ========

6. RELATED PARTY TRANSACTIONS

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

  The current research and development agreement terminates in June 1999. The agreement provides for automatic two-year renewal periods, subject to the Company's and BWH's mutual agreement annually, with respect to the budget for research to be performed and related minimum payments made to BWH for each following year. The Company has agreed to pay BWH minimum payments totaling
  $536,000 for the one-year period ending June 30, 1998.   There is no
  guaranteed minimum payment for the one-year period ending June 30, 1999. This agreement also provides for payments to BWH for royalties on sales of related patented products by the Company, as well as for payments to BWH for a portion, as defined in the agreement, of any proceeds received by the Company in connection with the licensing of patented technology to, and royalty or milestone payments received from, third parties. Royalty payments to BWH begin upon the commercialization of the related products and will continue for the life of the underlying patent. For a period not to exceed three years after the first commercial sale of any product of the Company, the Company is required to make payments to BWH in each quarter only to the extent that the Company has a positive cash flow in such quarter with the balance deferred to the succeeding quarter. Deferred payments will be subject to interest. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

  In addition, certain expenses are paid by the Company for research conducted at BWH.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS


7. INCOME TAXES

  The components of deferred income tax benefit are as follows:

                                                                Year ended December 31,
                                                        1995              1996                1997
  Income tax benefit:
  Federal                                             $ 4,477,000       $  9,328,000          $ 7,332,000
  State                                                 1,366,000          1,964,000            1,517,000
                                                      -----------       ------------          -----------

                                                        5,843,000         11,292,000            8,849,000

  Deferred tax asset valuation allowance               (5,843,000)       (11,292,000)          (8,849,000)
                                                      -----------       ------------          -----------

                                                      $      --         $        --           $       --
                                                      ===========       ============          ===========


  No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

  A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 1995, 1996 and 1997 to pre-tax loss is as follows:

                                                                       Year ended December 31,
                                                                    1995           1996         1997

  Loss at statutory rate                                         $ 4,758,000   $ 8,219,000  $ 6,134,000
  Nondeductible research and
   development expenses                                             (158,000)   (1,015,000)    (948,000)
  Federal and state research and development,
   orphan drug, and investment tax credits                           746,000     3,184,000    2,885,000
  State tax benefit, net of federal tax liability                    595,000       991,000      811,000
  Stock option compensation                                          142,000       136,000      126,000
  Utilization of net operating losses                               (364,000)     (203,000)          --
  Other                                                              124,000       (20,000)    (159,000)
                                                                 -----------  ------------  -----------

                                                                   5,843,000    11,292,000    8,849,000
  Benefit of loss not recognized,
   increase in valuation allowance                                (5,843,000)  (11,292,000)  (8,849,000)
                                                                 -----------  ------------  -----------
                                                                 $       --   $        --   $       --
                                                                 ===========  ============  ===========

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

  Deferred tax assets are comprised of the following:

                                                                                   DECEMBER 31,
                                                                            1996                  1997
 Research costs capitalized for tax purposes                             $ 26,208,000          $ 11,448,000
 Research and development, orphan drug and investment tax                   5,739,000             8,623,000
  credits                                                                           -            20,969,000
 Loss carryforwards                                                           (13,000)               (2,000)
 Net unrealized gain on investments available-for-sale                        325,000                70,000
 Other temporary differences                                             ------------          ------------

 Gross deferred tax assets                                                 32,259,000            41,108,000
 Deferred tax asset valuation allowance                                   (32,259,000)          (41,108,000)
                                                                         ------------          ------------

                                                                         $        --           $        --
                                                                         ------------          ------------


 The Company has provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. As the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expenses. Of the $41,108,000 valuation allowance at December 31, 1997, $271,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

 At December 31, 1997, the Company had the following research and development, orphan drug and investment tax credit carryforwards available to reduce future tax liabilities, which expire as follows:

                                             RESEARCH AND DEVELOPMENT,
                        NET LOSS             ORPHAN DRUG AND INVESTMENT
YEAR OF EXPIRATION    CARRYFORWARD            TAX CREDIT CARRYFORWARDS
          2003                                      $   19,000
          2004                                          91,000
          2005                                         121,000
          2006                                         162,000
          2007                                         234,000
          2008                                         420,000
          2009                                       1,013,000
          2010                                         728,000
          2011                                       3,269,000
          2012         $52,423,000                   2,978,000
                       -----------                  ----------
                       $52,423,000                  $9,035,000
                       ===========                  ==========

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

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

8. PREFERRED STOCK

   Upon the closing of the Company's initial public offering on January 27, 1993 each share of Series A, B and C convertible preferred stock automatically converted into three shares of common stock (Note 9). No dividends had been paid to the preferred stockholders.

   At December 31, 1997, the Company had authorized 5,000,000 shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

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

   As of December 31, 1997, the Company has reserved 3,925,219 shares of common stock for use in the Company's stock option plans and stock purchase plan (Note 10).

10. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

   STOCK OPTION PLAN

   The Company's 1988 Stock Option Plan (the "Stock Option Plan"), as amended effective May 15, 1996, provides for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on behalf of the Company. The Compensation Committee (the "Committee"), appointed by the Board of Directors, is responsible for the administration of the Stock Option Plan. The Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for incentive stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The exercise price per share for non-qualified options may not be less than 50% of the fair market value per share of the underlying common stock on the date of grant. The term of options granted under the Stock Option Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). During 1997, the Board of Directors increased the maximum number of shares of common stock of the Company reserved for issuance in accordance with the terms of the Stock Option Plan from 3,100,000 to 3,700,000.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

   On June 19, 1997, the Company repriced 338,850 options with exercise prices ranging from $4.88 to $16.38 per share to 254,138 options at a price of $2.00 per share. Employees had the option not to reprice certain options previously granted. The repriced options were subject to the same vesting schedule as the previous options except that any vesting would be forfeited unless the optionee remains in the Company's employ through June 19, 1998.

   DIRECTOR STOCK OPTION PLAN

   During 1993, the Company's Board of Directors approved a stock option plan for non-employee directors (the "Director Option Plan"). This plan was approved by the Company's shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director shall receive an option to purchase 25,000 shares of common stock and will receive options to purchase an additional 6,500 shares of common stock every year thereafter if the individual remains a member of the Board of Directors. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993. An option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 96,000 shares of common stock have been granted under this plan. A maximum of 300,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this amended plan.

   A summary of option activity under the Stock Option Plan and the Director Option Plan for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                                                      WEIGHTED AVERAGE
                                                                      SHARES           EXERCISE PRICE

Outstanding at December 31, 1994                                    2,090,686              $ 3.73

   Granted                                                            311,900                8.99
   Exercised                                                          (77,438)               3.85
   Cancelled                                                         (157,512)               7.09
                                                                  -----------

Outstanding at December 31, 1995                                    2,167,636                4.24

   Granted                                                            264,800               10.41
   Exercised                                                          (45,100)               4.52
   Cancelled                                                          (30,825)               8.75
                                                                  -----------

Outstanding at December 31, 1996                                    2,356,511                4.87

   Granted                                                          1,218,608                5.19
   Exercised                                                          (31,198)               2.72
   Cancelled                                                       (1,479,356)               9.47
                                                                  -----------

Outstanding at December 31, 1997                                    2,064,565              $ 1.85
                                                                  -----------

Options exercisable at year end                                     1,203,539              $ 1.56
                                                                  -----------

Weighted average fair value of options granted
  during the year                                                       $2.93
                                                                  ===========

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

   The following table summarizes information about employee and director stock options outstanding at December 31, 1997:



                                             OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                         NUMBER          WEIGHTED                            NUMBER
                     OUTSTANDING AT       AVERAGE          WEIGHTED     EXERCISABLE AT     WEIGHTED
    RANGE OF          DECEMBER 31,       REMAINING         AVERAGE       DECEMBER 31,      AVERAGE
 EXERCISE PRICES         1997         CONTRACTUAL LIFE  EXERCISE PRICE       1997       EXERCISE PRICE
          $    .03      303,500          3.2 years          $ .03           303,500           $ .03
$  1.33 - $   2.00    1,565,429          6.9 years           1.62           804,503            1.38
$  2.06 - $   3.06       62,700          9.5 years           2.64               --              --
$  5.25 - $   7.75       49,836          6.8 years           5.94            38,936            5.91
$  8.13 - $  10.88       83,100          6.8 years           9.71            56,600            9.44
                      ---------                                           ---------
                      2,064,565                                           1,203,539
                      =========                                           =========


EMPLOYEE STOCK PURCHASE PLAN

  On July 20, 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in any year). At December 31, 1997, 184,571 shares of common stock were reserved for purchases under the Purchase Plan. During 1996 and 1997, 30,878 and 3,653 shares were purchased under the Purchase Plan at an average price of $7.68 and $2.12 per share, respectively.

  STOCK-BASED COMPENSATION

  The Company accounts for stock-based compensation using the intrinsic based method prescribed in APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans and employee stock purchase
  plan.   Had compensation cost been determined based on the fair value at the grant dates for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                              YEARS ENDED DECEMBER 31,
                                                             1995           1996           1997
  Net loss:
   As reported                                           $(13,593,000)  $(23,484,000)  $(17,525,000)
   Pro forma                                              (13,920,000)   (24,540,000)   (18,059,000)

  Net loss per share - basic and diluted:
   As reported                                           $      (1.01)  $      (1.44)  $      (1.07)
   Pro forma                                                    (1.03)         (1.51)         (1.10)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997: no dividend yield for all years; expected volatility of 61%, 65% and 65%, respectively; risk free interest rates ranging from 5.1% to 7.4% and a weighted average expected option term ranging from 3 to 6.5 years for options granted during all years.

  Because additional option grants are expected to be made each year, the pro forma impact on the three years ended December 31, 1997 is not representative of the pro forma effects which may be expected in future years.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES

  CLINICAL RESEARCH AGREEMENT

  The Company entered into an agreement with CATO Research ("CATO"), effective June 1993, under which the Company agreed to pay, as amended, $3,602,000 to have a clinical investigational study performed on the Company's multiple sclerosis product. The total cost of the study was subject to adjustment if the project specifications changed. The agreement allowed for termination by either the Company or CATO, upon prior written notice. In 1997, the Company terminated the agreement, therefore CATO was entitled to a termination fee totaling $257,000. Additionally, CATO was granted warrants to purchase 30,000 shares of common stock of the Company at $10.50 per share. Certain of these warrants become exercisable only upon the achievement of specified milestones. Given the uncertainty surrounding the achievement of these milestones, estimated fair value of the contingent stock purchase warrants cannot be reasonably determined at December 31, 1997.

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

  In December 1994, the Company entered into a license agreement with Eli Lilly and Company ("Lilly"). Under the agreement, Lilly agreed to provide funding for the Company's research in autoimmune-mediated diabetes in exchange for certain worldwide license rights for the manufacture, distribution and sale of the related products. The agreement provides that Lilly will fund and conduct Phase II and III clinical trials. In addition, Lilly will make payments to the Company upon achievement of certain milestones as defined in the agreement and for royalties earned by the Company based on sales by Lilly of related products. Lilly has the right to terminate the agreement at any time, in which event the Company retains all rights to the product. As of December 31, 1997, no payments had been earned by the Company.

  LEASES

  The Company leases its facilities under an operating lease which includes renewal and escalation clauses. The operating lease for facilities provides for monthly rental payments and estimated monthly operating charges which cover building maintenance costs and real estate taxes. On November 1, 1997 the Company exercised its option to sublease 22,000 square feet of the 33,000 square feet total through the end of the lease term. In 1997, the Company received rent payments from the subtenant totalling $52,000. Future minimum rent payments from the subtenant are $324,000 and $297,000 for 1998 and 1999, respectively.

  Total rent expense was $333,000, $421,000 and $507,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Future minimum lease commitments due under non-cancelable operating leases and capital lease obligations at the end of each year are as follows:

                                                  CAPITAL     OPERATING
                                                  LEASES        LEASES

  1998                                           $292,000      $500,000
  1999                                            194,000       458,000
                                                 --------      --------
  Total obligations                               486,000      $958,000
  Less - amount representing interest               8,000
                                                 --------      ========
                                                 $478,000
                                                 ========


  During February 1997, the Company received a $2,750,000 lease line from an unaffiliated third party which expires on March 31, 1998. As of December 31, 1997 the total leaseline was unused. During 1997, the Company disposed of equipment under various leases entered into prior to 1997 and combined the remaining assets from those various leases into one lease agreement. The term for the combined lease under the agreement is twenty-four months and bears interest at a rate determined on the lease date. The Company is required to meet certain financial covenants during the lease term. If the Company violates any of the covenants the Lessor may require additional cash collateral, not to exceed the amount of the remaining balance.

AUTOIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

12. EMPLOYEE SAVINGS PLAN

  In 1993, the Company initiated an employee savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to substantially all employees. The Company has made no contributions to the 401(k) Plan since inception.

13. RESTRUCTURING COSTS

  In the second quarter of 1997, the Company recorded $3,307,000 of restructuring costs as a result of a corporate downsizing. This charge consisted of severance costs of $1,009,000 for 53 employees; lease costs of $1,510,000; equipment disposal and write-offs of $531,000; and the termination of certain contractual requirements of $257,000. During the third quarter of 1997, this estimated charge was adjusted to $2,251,000 to reflect the sublease of 22,000 square feet of space and actual costs incurred. The adjusted charge consists of severance costs of $1,138,000 for 53 employees; lease costs of $261,000; equipment disposal and write-offs of $599,000; and the termination of certain contractual requirements of $253,000. As of December 31, 1997, approximately $2,105,000 of the restructuring costs had been paid. All restructuring payments were paid by the end of the fourth quarter, with the exception of lease related costs. Future lease payments for the portion of the space not used by the Company, net of the sublease, have been reserved through November 1999.