Form 10-Q
period 1998-03-31
AUTOIMMUNE INC
filed 1998-05-11
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 1998               COMMISSION FILE NO. 0-20948
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


                                (781) 860-0710
               (Registrant's Telephone No., including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes      x                No _______________
                          -------------

               Number of shares outstanding of the registrant's
                      Common Stock as of April 30, 1998:

     Common Stock, par value $.01                  16,493,986 shares outstanding

                                AUTOIMMUNE INC.

                         QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                    Page Number
Item 1 - Financial Statements

         Balance Sheet
                 December 31, 1997 and March 31, 1998..................   2

         Statement of Operations
                 for the three months ended March 31, 1997 and 1998
                 and for the period from inception (September 9, 1988)
                 through March 31, 1998................................   3

         Statements of Cash Flows
                 for the three months ended March 31, 1997 and 1998
                 and for the period from inception (September 9, 1988)
                 through March 31, 1998................................   4

         Notes to the Unaudited Financial Statements...................   5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................   7

PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K........................................   9

Signatures.............................................................  10

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                       DECEMBER 31,               MARCH 31,
                                                                           1997                     1998
                                                                    ------------------       ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                      $       13,833,000       $        5,584,000
     Marketable securities                                                  16,192,000               21,922,000
     Interest receivable                                                       240,000                  140,000
     Prepaid expenses and other current assets                                 143,000                  384,000
                                                                    ------------------       ------------------

                    Total current assets                                    30,408,000               28,030,000

Fixed assets, net                                                            1,060,000                  908,000
Other assets                                                                    30,000                   54,000
                                                                    ------------------       ------------------

                                                                    $       31,498,000       $       28,992,000
                                                                    ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $          476,000       $          894,000
     Accrued expenses                                                          664,000                  526,000
     Current portion of obligations under capital leases                       285,000                  286,000
                                                                    ------------------       ------------------

                    Total current liabilities                                1,425,000                1,706,000
                                                                    ------------------       ------------------

Obligations under capital leases                                               193,000                  121,000
                                                                    ------------------       ------------------

Commitments and contingencies
                                                                    ------------------       ------------------

Stockholders' equity:
     Common stock, $.01 par value; 25,000,000 shares
      authorized; 16,392,896 and 16,493,986 shares issued and
      outstanding at December 31, 1997 and March 31, 1998,
      respectively                                                             164,000                  165,000
     Additional paid-in capital                                            117,330,000              117,465,000
     Deficit accumulated during the development stage                      (87,620,000)             (90,468,000)
     Valuation allowance for marketable securities                               6,000                    3,000
                                                                    ------------------       ------------------

                                                                            29,880,000               27,165,000
                                                                    ------------------       ------------------

                                                                    $       31,498,000       $       28,992,000
                                                                    ==================       ==================

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                    PERIOD FROM
                                                                     INCEPTION
                                       THREE MONTHS ENDED       (SEPTEMBER 9, 1988)
                                    MARCH 31,      MARCH 31,          THROUGH
                                      1997           1997         MARCH 31, 1998
                                  ------------   ------------  -------------------


Revenue:
  Option fees                     $      -       $      -      $         2,200,000
 Research and development
   revenue under collaborative
   agreements                            -              -                  955,000
                                  ------------   ------------  -------------------

                                         -              -                3,155,000
     Total revenue                ------------   ------------  -------------------

Costs and expenses:
 Research and development:
  Related party                        505,000        317,000           17,165,000
  All other                          6,977,000      2,544,000           74,154,000
 General and administrative            755,000        441,000           11,968,000
                                  ------------   ------------  -------------------

     Total costs and expenses        8,237,000      3,302,000          103,287,000
                                  ------------   ------------  -------------------

Interest income                        637,000        456,000            9,964,000
Interest expense                       (25,000)        (2,000)            (296,000)
                                  ------------   ------------  -------------------

                                       612,000        454,000            9,668,000
                                  ------------   ------------  -------------------

Net loss                          $ (7,625,000)  $ (2,848,000) $       (90,464,000)
                                  ============   ============  ===================


Net loss per share - basic        $      (0.47)  $      (0.17)
                                  ============   ============
and diluted

Weighted average shares
 outstanding - basic and diluted    16,369,709     16,417,461
                                  ============   ============

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                               (SEPTEMBER 9, 1988)
                                                                               THREE MONTHS ENDED                    THROUGH
                                                                     MARCH 31, 1997          MARCH 31, 1998       MARCH 31, 1998
                                                                     --------------          --------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $  (7,625,000)          $ (2,848,000)     $   (90,464,000)
Adjustment to reconcile net loss to net cash
 used by operating activities:
    Interest expense related to demand notes
       converted into Series A mandatorily
       redeemable covertible preferred stock                                     -                      -               48,000
    Patent costs paid with junior convertible
       preferred and common stock                                                -                      -                3,000
    Depreciation and amortization                                          295,000                152,000            3,738,000
    Loss on sale/disposal of fixed assets                                        -                      -              604,000
    Decrease in capitalized patent costs                                         -                      -              563,000
    (Increase) decrease in interest receivable                             (50,000)               100,000             (140,000)
    (Increase) decrease in prepaid expenses                                 79,000               (241,000)            (384,000)
    Increase in accounts payable                                         1,516,000                418,000              894,000
    Increase (decrease) in accrued expenses                                 30,000               (138,000)             526,000
                                                                     -------------           ------------      ---------------
          Net cash used by operating activities                         (5,755,000)            (2,557,000)         (84,612,000)
                                                                     -------------           ------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale marketable securities                    (8,928,000)           (11,342,000)        (244,868,000)
Proceeds from sale/maturity of available-for-sale marketable            17,846,000              5,609,000          211,938,000
 securities
Proceeds from maturity of held-to-maturity marketable                            -                      -           11,011,000
 securities
Proceeds from sale of equipment                                                  -                      -               64,000
Purchase of fixed assets                                                   (23,000)                     -           (5,189,000)
Increase in patent costs                                                         -                      -             (563,000)
Increase in other assets                                                         -                (24,000)            (179,000)
                                                                     -------------           ------------      ---------------
          Net cash provided (used) by investing activities               8,895,000             (5,757,000)         (27,786,000)
                                                                     -------------           ------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback of fixed assets                                     -                      -            2,872,000
Payments on obligations under capital leases                              (186,000)               (71,000)          (2,465,000)
Net proceeds from issuance of mandatorily redeemable
 convertible preferred stock                                                     -                      -           10,011,000
Proceeds from bridge notes                                                       -                      -              300,000
Proceeds from issuance of common stock                                      84,000                136,000          105,064,000
Proceeds from issuance of convertible notes payable                              -                      -            2,200,000
                                                                     -------------           ------------      ---------------
          Net cash provided (used) by financing activities                (102,000)                65,000          117,982,000
                                                                     -------------           ------------      ---------------

Net increase (decrease) in cash and cash equivalents                     3,038,000             (8,249,000)           5,584,000

Cash and cash equivalents, beginning of period                           6,432,000             13,833,000                    -
                                                                     -------------           ------------      ---------------
Cash and cash equivalents, end of period                             $   9,470,000           $  5,584,000      $     5,584,000
                                                                     =============           ============      ===============

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL DATA

     The interim financial data as of March 31, 1998 and for the three month periods ended March 31, 1997 and 1998, and for the period from inception (September 9, 1988) through March 31, 1998 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1997 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1997 and March 31, 1998:

                                                                      DECEMBER 31,          MARCH 31,
                                                                          1997                1998
                                                                     --------------      --------------
     Money market                                                       $    71,000        $   271,000

     U.S. Government debt securities                                     12,391,000          3,959,000
                                                                     --------------      --------------

                                                                        $12,462,000        $ 4,230,000
                                                                     ==============      ==============


     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1997 and March 31, 1998 which are carried at fair market value:

                                  MATURITY              FAIR            UNREALIZED         UNREALIZED          AMORTIZED
                                    TERM               VALUE              GAINS              LOSSES              COST
                               --------------      --------------     --------------     --------------     --------------
     DECEMBER 31, 1997
     U.S. Government
       debt securities            within 1 year     $ 10,935,000        $    5,000         $   (1,000)        $ 10,931,000
     U.S. Government
       debt securities         between 1-5 years       5,257,000             2,000               -               5,255,000
                                                   --------------     --------------     --------------     --------------

                                                    $ 16,192,000        $    7,000         $   (1,000)        $ 16,186,000
                                                   ==============     ==============     ==============     ==============

                                  MATURITY             FAIR             UNREALIZED         UNREALIZED         AMORTIZED
                                    TERM               VALUE              GAINS              LOSSES             COST
                               --------------      --------------     --------------     --------------     -------------

     MARCH 31, 1998
     U.S. Government
       debt securities           within 1 year      $ 18,665,000        $    4,000         $   (2,000)        $ 18,663,000
     U.S. Government
       debt securities         between 1-5 years       3,257,000             2,000                -              3,255,000
                                                   --------------     --------------     --------------     --------------

                                                    $ 21,922,000        $    6,000         $   (2,000)        $ 21,918,000
                                                   ==============     ==============     ==============     ==============

     Marketable securities which were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

3.   FIXED ASSETS

     Fixed Assets consist of the following:

                                                        ESTIMATED
                                                       USEFUL LIFE         DECEMBER 31,          MARCH 31,
                                                         (YEARS)               1997                1998
                                                       -----------         ------------        ------------
     Laboratory equipment                                 2 - 5            $  1,359,000        $  1,359,000
     Office and computer equipment                        4 - 5                 425,000             425,000
     Leasehold improvements                               5 - 7                 461,000             461,000
                                                                           ------------        ------------

                                                                              2,245,000           2,245,000

     Less-accumulated depreciation and
      amortization                                                            1,185,000           1,337,000
                                                                           ------------        ------------

                                                                           $  1,060,000        $    908,000
                                                                           ============        ============

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                           DECEMBER 31,          MARCH 31,
                                                                               1997                1998
                                                                           ------------        ------------
     Accrued employee costs                                                $    289,000        $    205,000
     Accrued professional fees                                                  204,000             173,000
     Accrued restructuring costs                                                146,000             123,000
     Other                                                                       25,000              25,000
                                                                           ------------        ------------

                                                                           $    664,000        $    526,000
                                                                           ============        ============

5.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board (FASB) issued
     SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income." This Statement establishes the standards for reporting and the display of comprehensive income and its components. SFAS 130 will be effective for the year ended December 31, 1998. SFAS 130 will require disclosure only and will have no impact on the Company's financial position or its results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Since its inception through March 31, 1998, the Company has incurred ongoing losses from operations and has cumulative losses as of March 31, 1998, totaling $90,464,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through March 31, 1998 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects to remain in the development stage for the foreseeable future and accordingly, expects to continue to incur substantial losses.

THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1998

Research and development expenses were $7,482,000 and $2,861,000 for the three month periods ended March 31, 1997 and 1998, respectively. The decrease is due to reduced research and clinical trial activity levels.

General and administrative expenses were $755,000 and $441,000 for the three month periods ended March 31, 1997 and 1998, respectively. The decrease in general and administrative expenses is due primarily to decreased personnel costs and corporate activity.

Net interest income was $612,000 and $454,000 for the three month periods ended March 31, 1997 and 1998 respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $7,625,000 and $2,848,000 for the three month periods ended March 31, 1997 and 1998, respectively. The change reflects a decrease in personnel costs, research and clinical trial activity levels. The net loss per share decreased from $0.47 for the three months ended March 31, 1997 to $0.17 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for funds have historically increased from period to period as it has increased the scope of its research and development activities, although its needs have been reduced as a result of the restructuring which occurred in the first half of 1997. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the development, clinical, regulatory and marketing aspects of its products, the extent to which it proceeds, if at all, by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its current plans, the Company believes that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements through the Phase III clinical program of Colloral. At the appropriate time, the Company intends to seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If adequate funds are necessary but not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy, and its business will be materially adversely affected.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of March 31, 1998, the Company's cash and cash equivalents and marketable securities totaled $27,506,000. Current liabilities at March 31, 1998 were $1,706,000.

NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement establishes the standards for reporting and the display of comprehensive income and its components. SFAS 130 will be effective for the year ended December 31, 1998. SFAS 130 will require disclosure only and will have no impact on the Company's financial position or its results of operations.

                                AUTOIMMUNE INC.

PART II - OTHER INFORMATION

Item 6(b) - REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter for which this report is filed

                                AUTOIMMUNE INC.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUTOIMMUNE INC.

Date:     May 11, 1998             /s/ Robert C. Bishop
                                   -------------------------------------
                                   Robert C. Bishop
                                   President and Chief Executive Officer


                                   /s/ Heather A. Ellerkamp
                                   -------------------------------------
                                   Heather A. Ellerkamp
                                   Director of Finance and Treasurer