Form 10-Q
period 1998-06-30
AUTOIMMUNE INC
filed 1998-08-05
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED JUNE 30, 1998                  COMMISSION FILE NO. 0-20948
                                                                         -------


                                AUTOIMMUNE INC.
            (Exact Name of Registrant as Specified in its Charter)


           Delaware                                     13-348-9062
   (State of Incorporation)                 (I.R.S. Employer Identification No.)


                    128 SPRING STREET, LEXINGTON, MA 02173
                   (Address of Principal Execution Offices)

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

               Yes      X                  No______________
                  ---------------

       Number of shares outstanding of the registrant's Common Stock as of July 31, 1998:

     Common Stock, par value $.01               16,493,986 shares outstanding

                                AUTOIMMUNE INC.

                          QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                          Page Number
Item 1 - Financial Statements

         Balance Sheet
                 December 31, 1997 and June 30, 1998.....................................   2

         Statement of Operations
                 for the three months ended June 30, 1997 and 1998, the six months ended June 30, 1997 and 1998 and for the period
                 from inception (September 9, 1998) through June 30, 1998................   3

         Statement of Cash Flows
                 for the six months ended June 30, 1997 and 1998
                 and for the period from inception (September 9, 1988)
                 through June 30, 1998...................................................   4

         Notes to the Unaudited Financial Statements.....................................   5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................................   7

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.............................   9

Item 5 - Other Information...............................................................   9

Item 6(b) - Reports on Form 8-K..........................................................   9

Signatures...............................................................................  11

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                  DECEMBER 31,      JUNE 30,
                                                                     1997             1998
                                                                 -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                    $  13,833,000    $   5,757,000
    Marketable securities                                           16,192,000       17,721,000
    Interest receivable                                                240,000          233,000
    Prepaid expenses and other current assets                          143,000          664,000
                                                                 -------------    -------------

               Total current assets                                 30,408,000       24,375,000

Fixed assets, net                                                    1,060,000          809,000
Other assets                                                            30,000           54,000
                                                                 -------------    -------------

                                                                 $  31,498,000    $  25,238,000
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $     476,000    $   1,125,000
    Accrued expenses                                                   664,000          492,000
    Current portion of obligations under capital leases                285,000          287,000
                                                                 -------------    -------------

               Total current liabilities                             1,425,000        1,904,000
                                                                 -------------    -------------

Obligations under capital leases                                       193,000           48,000
                                                                 -------------    -------------

Commitments and contingencies
                                                                 -------------    -------------
Stockholders' equity:
    Common stock, $.01 par value; 25,000,000 shares
     authorized; 16,392,896 and 16,493,986 shares issued and
     outstanding at December 31, 1997 and June 30, 1998,
     respectively                                                      164,000          165,000
    Additional paid-in capital                                     117,330,000      117,465,000
    Deficit accumulated during the development stage               (87,620,000)     (94,349,000)
    Valuation allowance for marketable securities                        6,000            5,000
                                                                 -------------    -------------

                                                                    29,880,000       23,286,000
                                                                 -------------    -------------

                                                                 $  31,498,000    $  25,238,000
                                                                 =============    =============

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                                             Period from
                                                                                                               inception
                                               Three months ended             Six months ended            (September 9, 1988)
                                            June 30,        June 30,       June 30,         June 30,           through
                                              1997            1998           1997             1998           June 30, 1998
                                          ------------     -----------    -------------   -------------    -------------------
Revenue:
  Option fees                             $          -     $         -    $           -   $           -    $         2,200,000
  Research and development
   revenue under collaborative
   agreements                                        -               -                -               -                955,000
                                          ------------     -----------    -------------   -------------    -------------------

    Total revenue                                    -               -                -               -              3,155,000
                                          ------------     -----------    -------------   -------------    -------------------

Costs and expenses:
  Research and development:
    Related party                              567,000         284,000        1,072,000         601,000             17,449,000
    All other                                8,248,000       3,547,000       15,225,000       6,091,000             77,701,000
  General and administrative                   698,000         400,000        1,453,000         841,000             12,368,000
                                          ------------     -----------    -------------   -------------    -------------------

    Total costs and expenses                 9,513,000       4,231,000       17,750,000       7,533,000            107,518,000
                                          ------------     -----------    -------------   -------------    -------------------

Interest income                                565,000         352,000        1,202,000         808,000             10,316,000
Interest expense                               (24,000)         (2,000)         (49,000)         (4,000)              (298,000)
                                          ------------     -----------    -------------   -------------    -------------------

                                               541,000         350,000        1,153,000         804,000             10,018,000
                                          ------------     -----------    -------------   -------------    -------------------
Net loss                                  $ (8,972,000)    $ 3,881,000    $ (16,597,000)  $  (6,729,000)   $       (94,345,000)
                                          ============     ===========    =============   =============    ===================

Net loss per share-basic and diluted      $      (0.55)    $     (0.24)   $       (1.01)  $       (0.41)
                                          ============     ===========    =============   =============

Weighted average common
  shares outstanding-basic and diluted      16,389,243      16,493,986       16,379,529      16,455,935
                                          ============     ===========    =============   =============

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                                              (SEPTEMBER 9, 1988)
                                                                       SIX MONTHS ENDED                             THROUGH
                                                              JUNE 30, 1997        JUNE 30, 1998                 JUNE 30, 1998
                                                              -------------        -------------                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (16,597,000)      $  (6,729,000)                $  (94,345,000)
Adjustment to reconcile net loss to net cash
  used by operating activities:
    Interest expense related to demand notes
      converted into Series A mandatorily
      redeemable convertible preferred stock                          -                    -                             48,000
    Patent costs paid with junior convertible
      preferred and common stock                                      -                    -                              3,000
    Depreciation and amortization                                    589,000             296,000                      3,882,000
    Loss on sale/disposal of fixed assets                             -                    2,000                        606,000
    Decrease in capitalized patent costs                              -                    -                            563,000
    (Increase) decrease in interest receivable                        64,000               7,000                       (233,000)
    (Increase) decrease in prepaid expenses                          241,000            (521,000)                      (664,000)
    Increase in accounts payable                                   1,046,000             649,000                      1,125,000
    Increase (decrease) in accrued expenses                        2,287,000            (172,000)                       492,000
                                                              ---------------      --------------                ---------------

        Net cash used by operating activities                    (12,370,000)         (6,468,000)                   (88,523,000)
                                                              ---------------      --------------                ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale marketable securities             (16,613,000)        (11,256,000)                  (244,782,000)
Proceeds from sale/maturity of available-for-sale marketable
  securities                                                      29,161,000           9,726,000                    216,055,000
Proceeds from maturity of held-to-maturity marketable
  securities                                                          -                    -                         11,011,000
Proceeds from sale of equipment                                       -                    1,000                         65,000
Purchase of fixed assets                                             (25,000)            (48,000)                    (5,237,000)
Increase in patent costs                                              -                    -                           (563,000)
Increase in other assets                                              -                  (24,000)                      (179,000)
                                                              ---------------      --------------                ---------------

        Net cash provided (used) by investing activities          12,523,000          (1,601,000)                   (23,630,000)
                                                              ---------------      --------------                ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback of fixed assets                          -                    -                          2,872,000
Payments on obligations under capital leases                        (375,000)           (143,000)                    (2,537,000)
Net proceeds from issuance of mandatorily redeemable
  convertible preferred stock                                         -                    -                         10,011,000
Proceeds from bridge notes                                            -                    -                            300,000
Proceeds from issuance of common stock                                84,000             136,000                    105,064,000
Proceeds from issuance of convertible notes payable                   -                    -                          2,200,000
                                                              ---------------      --------------                ---------------

        Net cash provided (used) by financing activities            (291,000)             (7,000)                   117,910,000
                                                              ---------------      --------------                ---------------

Net increase (decrease) in cash and cash equivalents                (138,000)         (8,076,000)                     5,757,000

Cash and cash equivalents, beginning of period                     6,432,000          13,833,000                         -
                                                              ---------------      --------------                ---------------

Cash and cash equivalents, end of period                      $    6,294,000       $   5,757,000                 $    5,757,000
                                                              ===============      ==============                ===============

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL DATA

     The interim financial data as of June 30, 1998, for the three month periods ended June 30, 1997 and 1998, for the six month periods ended June 30, 1997 and 1998, and for the period from inception (September 9, 1998) through June 30, 1998 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1997 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1997 and June 30, 1998:

                                                                                DECEMBER 31,                 JUNE 30,
                                                                                  1997                         1998
                                                                           -------------------           ----------------
Money market                                                                       $    71,000              $ 1,571,000

U.S. Government debt securities                                                     12,391,000                3,362,000
                                                                           -------------------           ----------------
                                                                                   $12,462,000              $ 4,933,000
                                                                           ===================           ================

     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1997 and June 30, 1998 which are carried at fair market value:

                                 MATURITY              FAIR            UNREALIZED        UNREALIZED            AMORTIZED
                                  TERM                VALUE              GAINS             LOSSES                 COST
                         --------------------    ---------------      ---------------  ----------------    -----------------
     DECEMBER 31, 1997

     U.S. Government
       debt securities         within 1 year        $ 10,935,000          $  5,000          $  (1,000)         $  10,931,000
     U.S. Government
       debt securities       between 1-5 years         5,257,000             2,000               -                 5,255,000
                                                 ---------------      ---------------  -----------------   ------------------
                                                    $ 16,192,000          $  7,000          $  (1,000)         $  16,186,000
                                                 ===============      ===============  =================   ==================

                                 MATURITY              FAIR            UNREALIZED        UNREALIZED            AMORTIZED
                                  TERM                VALUE              GAINS             LOSSES                 COST
                         --------------------    ---------------      ---------------  ----------------    -----------------
     JUNE 30, 1998

     U.S. Government
       debt securities         within 1 year        $ 14,463,000          $  2,000          $    -             $  14,461,000
     U.S. Government
       debt securities       between 1-5 years         3,258,000             3,000               -                 3,255,000
                                                 ---------------      ---------------  -----------------   ------------------
                                                    $ 17,721,000          $  5,000          $    -             $  17,716,000
                                                 ===============      ===============  =================   ==================


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

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

3.   FIXED ASSETS

     Fixed assets consist of the following:

                                              ESTIMATED
                                             USEFUL LIFE              DECEMBER 31,                JUNE 30,
                                               (YEARS)                   1997                       1998
                                         -----------------          -----------------        -----------------
     Laboratory equipment                     2 - 5                  $  1,359,000             $  1,394,000
     Office and computer equipment            4 - 5                       425,000                  434,000
     Leasehold improvements                   5 - 7                       461,000                  461,000
                                                                    -----------------        -----------------

                                                                        2,245,000                2,289,000
     Less-accumulated depreciation and
          amortization                                                  1,185,000                1,480,000
                                                                    -----------------        -----------------

                                                                     $  1,060,000             $    809.000
                                                                    =================        =================

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                      DECEMBER 31,                JUNE 30,
                                                                         1997                       1998
                                                                    -----------------        -----------------
     Accrued employee costs                                          $    289,000             $    259,000
     Accrued professional fees                                            204,000                  143,000
     Accrued restructuring costs                                          146,000                   65,000
     Other                                                                 25,000                   25,000
                                                                    -----------------        -----------------
                                                                     $    664,000             $    492,000
                                                                    =================        =================

5.   1998 STOCK OPTION PLAN

     On May 28, 1998 the Company's shareholders approved the 1998 stock option plan. This plan provides for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on behalf of the Company. The number of shares of common stock of the Company reserved for issuance with the terms of the 1998 Stock Option Plan is 1,300,000.

6.   COMMITMENTS AND CONTINGENCIES

     In July 1998, the Company terminated its sublease relationship with its subtenant. The Company was concurrently released from its lease obligation for the same facilities, resulting in no impact upon the Company's future net minimum operation lease commitments.

7.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income." This Statement requires disclosure of comprehensive income and its components and is effective for the year ended December 31, 1998. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income and unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 1997 and 1998, unrealized gains on available-for-sale securities amounted to $25,000 and $2,000, respectively. For the six months ended June 30, 1997 and 1998, unrealized losses on available-for-sale securities amounted to $19,000 and $1,000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

OVERVIEW

Since its inception through June 30, 1998, the Company has incurred ongoing losses from operations and has cumulative losses as of June 30, 1998 totaling $94,345,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 1998 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects to remain in the development stage for the foreseeable future and accordingly, expects to continue to incur substantial losses.

The sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Overview" and "Liquidity and Capital Resources" contain forward-looking statements which involve risks and uncertainties. What may occur in the future may differ significantly from what is discussed in the forward-looking statements due to a number of important factors, including, but not limited to, the developmental stage of the Company's products and uncertainties of clinical trial results and regulatory approval; the Company's capital requirements, history of operating losses and lack of product revenue and its limited manufacturing and marketing experience; and the risks of technological change and competition. These factors are more fully discussed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section captioned "Business - Factors to be Considered". The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

Research and development expenses were $8,815,000 and $3,831,000 for the three month periods ended June 30, 1997 and 1998, respectively. Research and development expenses were $16,297,000 and $6,692,000 for the six month periods ended June 30, 1997 and 1998 respectively. The decrease is due to reduced research and clinical trial activity and restructuring costs recorded in the second quarter of 1997.

General and administrative expenses were $698,000 and $400,000 for the three month periods ended June 30, 1997 and 1998, respectively. General administrative expenses were $1,453,000 and $841,000 for the six month periods ended June 30, 1997 and 1998, respectively. The decrease in general and administrative expenses is due primarily to decreased personnel costs and corporate activity.

Net interest income was $541,000 and $350,000 for the three month periods ended June 30, 1997 and 1998, respectively. Net interest income was $1,153,000 and $804,000 for the six month periods ended June 30, 1997 and 1998, respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $8,972,000 and $3,881,000 for the three month periods ended June 30, 1997 and 1998, respectively. The net loss was $16,597,000 and $6,729,000 for the six months ended June 30, 1997 and 1998, respectively. The change reflects a decrease in personnel costs, research and clinical trial activity and restructuring costs recorded in the second quarter of 1997. The net loss per share decreased from $0.55 for the three months ended June 30, 1997 to $0.24 for the three months ended June 30, 1998. The net loss per share decreased from $1.01 for the six months ended June 30, 1997 to $0.41 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for funds have historically increased from period to period as it had increased the scope of its research and development activities, although its current needs have been reduced as a result of the restructuring which occurred in the first half of 1997. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of June 30, 1998, the Company's cash and cash equivalents and marketable securities totaled $23,478,000. Current liabilities at June 30, 1998 were $1,904,000.

                                AUTOIMMUNE INC.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were approved at AutoImmune's annual meeting of shareholders on May 28, 1998:

          a) Election of the following Board of Directors:


                                                  Votes
                                        -----------------------
                                           For        Against
                                        -----------------------
                    Barry Weinberg      13,681,904    1,731,519
                    Hugh A. D'Andrade   15,275,990      137,433
                    Robert C. Bishop    15,289,310      124,113
                    Allan R. Ferguson   15,274,990      138,433
                    R. John Fletcher    15,275,990      137,433
                    Henri A. Termeer    15,288,590      124,833

          b) Approval of the AutoImmune 1998 Stock Option Plan

                                   Votes
                    ------------------------------------
                                             Broker Non-
                    For           Against       Votes
                    ------------------------------------
                    6,986,395     2,320,433  6,083,155

Item 5.   Other Information

          The By-laws of the Company specify when a stockholder must submit nominations for director or proposals for consideration at a stockholders' meeting in order for those nominations or proposals to be considered at the meeting. In order for the nominations or proposals to be considered at a stockholders' meeting, the stockholder making them must have given timely notice in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive office of the Company, 128 Spring Street, Lexington, MA 02173, not less than 60 days nor more than 90 days prior to the meeting; except that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made.

          A stockholder's notice to the Secretary concerning nominations for director shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company's books, of such stockholder and (ii) the class and number of shares of the Company which are beneficially owned by such Stockholder.

     A stockholder's notice to the Secretary with respect to other proposals shall set forth as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the Company's books, of the stockholder proposing such business, (c) the class and number of shares of the Company which are beneficially owned by the stockholder and
     (d) any material interest in the stockholder in such business.


Item 6(b).  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUTOIMMUNE INC.

Date:   August 5, 1998                  /s/ Robert C. Bishop
                                        ---------------------------------------
                                        Robert C. Bishop
                                        President and Chief Executive Officer

                                        /s/ Heather A. Ellerkamp
                                        ---------------------------------------
                                        Heather A. Ellerkamp
                                        Director of Finance and Treasurer