Form 10-Q
period 1998-09-30
AUTOIMMUNE INC
filed 1998-11-06
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR THE QUARTER ENDED SEPTEMBER 30, 1998          COMMISSION FILE NO. 0-20948
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


                      Yes     X                  No
                         -----------------         -----------------



          Number of shares outstanding of the registrant's Common Stock as of October 31, 1998:

     Common Stock, par value $.01                  16,548,995 shares outstanding

                                AUTOIMMUNE INC.


                        QUARTER ENDED September 30, 1998


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                       Page Number

Item 1 - Financial Statements

         Balance Sheet
               December 31, 1997 and September 30, 1998.....................  2

         Statement of Operations
               for the three months ended September 30, 1997 and 1998,
               the nine months ended September 30, 1997 and 1998 and for
               the period from inception (September 9, 1988) through
               September 30, 1998...........................................  3

         Statement of Cash Flows
               for the nine months ended September 30, 1997 and 1998
               and for the period from inception (September 9, 1988)
               through September 30, 1998...................................  4

               Notes to the Unaudited Financial Statements..................  5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................  7


PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K.............................................  9

Signatures..................................................................  10

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                       1997              1998
                                                                                  ---------------   --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $   13,833,000    $    9,860,000
     Marketable securities                                                            16,192,000        10,120,000
     Interest receivable                                                                 240,000           147,000
     Prepaid expenses and other current assets                                           143,000           530,000
                                                                                  --------------    --------------
                    Total current assets                                              30,408,000        20,657,000

Fixed assets, net                                                                      1,060,000           671,000
Other assets                                                                              30,000            54,000
                                                                                  --------------    --------------
                                                                                  $   31,498,000    $   21,382,000
                                                                                  ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $      476,000    $      841,000
     Accrued expenses                                                                    664,000           485,000
     Current portion of obligations under capital leases                                 285,000           264,000
                                                                                  --------------    --------------
                    Total current liabilities                                          1,425,000         1,590,000
                                                                                  --------------    --------------
Obligations under capital leases                                                         193,000                 -
                                                                                  --------------    --------------

Commitments and contingencies
                                                                                  --------------    --------------

Stockholders' equity:
     Common stock, $.01 par value; 25,000,000 shares
       authorized; 16,392,896 and 16,548,995 shares issued and
       outstanding at December 31, 1997 and September 30, 1998,
       respectively                                                                      164,000           166,000
     Additional paid-in capital                                                      117,330,000       117,551,000
     Deficit accumulated during the development stage                                (87,620,000)      (97,939,000)
     Valuation allowance for marketable securities                                         6,000            14,000
                                                                                  --------------    --------------
                                                                                      29,880,000        19,792,000
                                                                                  --------------    --------------
                                                                                  $   31,498,000    $   21,382,000
                                                                                  ==============    ==============

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                                                   Period from
                                                                                                                    inception
                                                   Three months ended               Nine months ended          (September 9, 1988)
                                             September 30,    September 30,   September 30,    September 30,         through
                                                 1997             1998            1997             1998         September 30, 1998
                                             ------------     ------------    ------------     ------------    ------------------
Revenue:
   Option fees                               $          -     $          -    $          -    $          -     $        2,200,000
   Research and development
    revenue under collaborative
    agreements                                          -                -               -               -                955,000
                                             ------------     ------------    ------------    ------------     ------------------
      Total revenue                                     -                -               -               -              3,155,000
                                             ------------     ------------    ------------    ------------     ------------------

Costs and expenses;
   Research and development:
      Related party                               414,000          384,000       1,486,000         984,000             17,832,000
      All other                                  (166,000)       3,016,000      15,059,000       9,108,000             80,718,000
   General and administrative                     375,000          447,000       1,828,000       1,288,000             12,815,000
                                             ------------     ------------    ------------    ------------     ------------------
      Total costs and expenses                    623,000        3,847,000      18,373,000      11,380,000            111,365,000
                                             ------------     ------------    ------------    ------------     ------------------

Interest income                                   428,000          258,000       1,630,000       1,066,000             10,574,000
Interest expense                                  (16,000)          (2,000)        (65,000)         (6,000)              (300,000)
                                             ------------     ------------    ------------    ------------     ------------------
                                                  412,000          256,000       1,565,000       1,060,000             10,274,000
                                             ------------     ------------    ------------    ------------     ------------------
Net loss                                     $   (211,000)    $ (3,591,000)   $(16,808,000)   $(10,320,000)    $      (97,936,000)
                                             ============     ============    ============    ============     ==================

Net loss per share-basic and diluted         $      (0.01)    $      (0.22)   $      (1.03)   $      (0.63)
                                             ============     ============    ============    ============
Weighted average common
   shares outstanding-basic and diluted        16,390,335       16,504,773      16,383,180      16,472,392
                                             ============     ============    ============    ============

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                                                              PERIOD FROM
                                                                                                                INCEPTION
                                                                                                            (SEPTEMBER 9, 1988)
                                                                            NINE MONTHS ENDED                     THROUGH
                                                                 SEPTEMBER 30, 1997    SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                                 ------------------    ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (16,808,000)       $  (10,320,000)      $  (97,936,000)
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Interest expense related to demand notes
    converted into Series A mandatorily
    redeemable convertible preferred stock                                      -                     -               48,000
  Patent costs paid with junior convertible
    preferred and common stock                                                  -                     -                3,000
  Depreciation and amortization                                           822,000               435,000            4,021,000
  Loss on sale/disposal of fixed assets                                   568,000                 2,000              606,000
  Decrease in capitalized patent costs                                          -                     -              563,000
  (Increase) decrease in interest receivable                              (56,000)               93,000             (147,000)
  (Increase) decrease in prepaid expenses                                 401,000              (387,000)            (530,000)
  Increase (decrease) in accounts payable                              (1,539,000)              365,000              841,000
  Increase (decrease) in accrued expenses                                 291,000              (179,000)             485,000
                                                                   --------------         -------------         ------------

       Net cash used by operating activities                          (16,321,000)           (9,991,000)         (92,046,000)
                                                                   --------------         -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale marketable securities                  (25,852,000)          (18,011,000)        (251,537,000)
Proceeds from sale/maturity of available-for-sale marketable           41,511,000            24,091,000          230,420,000
  securities
Proceeds from maturity of held-to-maturity marketable                           -                     -           11,011,000
  securities
Proceeds from sale of equipment                                            11,000                 1,000               65,000
Purchase of fixed assets                                                  (80,000)              (48,000)          (5,237,000)
Increase in patent costs                                                        -                     -             (563,000)
Increase in other assets                                                        -               (24,000)            (179,000)
                                                                   --------------         -------------         ------------

       Net cash provided (used) by investing activities                15,590,000             6,009,000          (16,020,000)
                                                                   --------------         -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback of fixed assets                                    -                     -            2,872,000
Payments on obligations under capital leases                             (438,000)             (214,000)          (2,608,000)
Net proceeds from issuance of mandatorily redeemable
  convertible preferred stock                                                   -                     -           10,011,000
Proceeds from bridge notes                                                      -                     -              300,000
Proceeds from issuance of common stock                                     92,000               223,000          105,151,000
Proceeds from issuance of convertible notes payable                             -                     -            2,200,000
                                                                   --------------         -------------         ------------

       Net cash provided (used) by financing activities                  (346,000)                9,000          117,926,000
                                                                   --------------         -------------         ------------

Net increase (decrease) in cash and cash equivalents                   (1,077,000)           (3,973,000)           9,860,000

Cash and cash equivalents, beginning of period                          6,432,000            13,833,000                    -
                                                                   --------------         -------------         ------------
Cash and cash equivalents, end of period                           $    5,355,000        $    9,860,000       $    9,860,000
                                                                   ==============         =============         ============

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL DATA

     The interim financial data as of September 30, 1998, for the three month periods ended September 30, 1997 and 1998, for the nine month periods ended September 30, 1997 and 1998, and for the period from inception (September 9, 1988) through September 30, 1998 are unaudited; however in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1997 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1997 and September 30, 1998:

                                             DECEMBER 31,        SEPTEMBER 30,
                                                 1997                1998
                                             ------------        -------------
     Money market                             $    71,000           $1,752,000

     U.S. Government debt securities           12,391,000            7,511,000
                                             ------------        --------------
                                              $12,462,000           $9,263,000
                                             ============        ==============

     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1997 and September 30, 1998 which are carried at fair market value:

                              MATURITY             FAIR       UNREALIZED     UNREALIZED      AMORTIZED
                                TERM              VALUE         GAINS          LOSSES          COST
                          ----------------     -----------    ----------     ----------     -----------
     DECEMBER 31, 1997

     U.S. Government
      debt securities       within 1 year      $10,935,000      $ 5,000       $ (1,000)     $10,931,000
     U.S. Government
      debt securities     between 1-5 years      5,257,000        2,000           -           5,255,000
                                               -----------    ----------     ----------     -----------
                                               $16,192,000      $ 7,000       $ (1,000)     $16,186,000
                                               ===========    ==========     ==========     ===========

                              MATURITY             FAIR       UNREALIZED     UNREALIZED      AMORTIZED
                                TERM              VALUE         GAINS          LOSSES          COST
                          ----------------     -----------    ----------     ----------     -----------
     SEPTEMBER 30, 1998

     U.S. Government
      debt securities       within 1 year      $ 7,862,000      $11,000       $   -         $ 7,851,000
     U.S. Government
      debt securities     between 1-5 years      2,258,000        3,000           -           2,255,000
                                               -----------    ----------     ----------     -----------
                                               $10,120,000      $14,000       $   -         $10,106,000
                                               ===========    ==========     ==========     ===========

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

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


3.   FIXED ASSETS

     Fixed assets consist of the following:

                                              ESTIMATED
                                             USEFUL LIFE    DECEMBER 31,   SEPTEMBER 30,
                                               (YEARS)          1997           1998
                                            -----------     ------------   -------------
     Laboratory equipment                     2 - 5         $  1,359,000   $  1,394,000
     Office and computer equipment            4 - 5              425,000        434,000
     Leasehold improvements                   5 - 7              461,000        461,000
                                                            ------------   -------------

                                                               2,245,000      2,289,000
     Less-accumulated depreciation and
       amortization                                            1,185,000      1,618,000
                                                            ------------   -------------

                                                            $  1,060,000   $    671,000
                                                            ============   =============

     During 1998, the Company sold assets with an original cost of $4,000 and a net book value of $3,000 for $1,000.

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                1997            1998
                                                            ------------    -------------
     Accrued employee costs                                 $    289,000    $     298,000
     Accrued professional fees                                   204,000          162,000
     Accrued restructuring costs                                 146,000                -
     Other                                                        25,000           25,000
                                                            ------------    -------------

                                                            $    664,000    $     485,000
                                                            ============    =============

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

6.   COMMITMENTS AND CONTINGENCIES

     In July 1998, the Company terminated its sublease relationship with its subtenant. The Company was concurrently released from its lease obligation for the same facilities, resulting in no impact upon the Company's future net minimum operating lease commitments.

7.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income." This Statement requires disclosure of comprehensive income and its components and is effective for the year ended December 31, 1998. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income and unrealized gains and losses on available-for-sale securities. For the three months ended September 30, 1997 and 1998, unrealized gains on available-for-sale securities amounted to $6,000 and $9,000, respectively. For the nine months ended September 30, 1997 and 1998, unrealized gains (losses) on available-for-sale securities amounted to ($13,000) and $8,000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Since its inception through September 30, 1998, the Company has incurred ongoing losses from operations and has cumulative losses as of September 30, 1998 totaling $97,936,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 1998 were earned in connection with contract research and the granting of certain short-term rights.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998

Research and development expenses were $248,000 and $3,400,000 for the three month periods ended September 30, 1997 and 1998, respectively. The increase is due to favorable adjustments made in the third quarter of 1997 in estimated restructuring costs and other previously accrued expenses. Research and development expenses were $16,545,000 and $10,092,000 for the nine month periods ended September 30, 1997 and 1998 respectively. The decrease is due to lower levels of research and clinical trial activity in 1998 and restructuring costs in 1997.

General and administrative expenses were $375,000 and $447,000 for the three month periods ended September 30, 1997 and 1998, respectively. The increase is due to higher levels of corporate activity. General and administrative expenses were $1,828,000 and $1,288,000 for the nine month periods ended September 30, 1997 and 1998, respectively. The decrease in general and administrative expenses is due primarily to decreased personnel costs and corporate activity and restructuring costs recorded in 1997.

Net interest income was $412,000 and $256,000 for the three month periods ended September 30, 1997 and 1998, respectively. Net interest income was $1,565,000 and $1,060,000 for the nine month periods ended September 30, 1997 and 1998, respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $211,000 and $3,591,000 for the three month periods ended September 30, 1997 and 1998, respectively. The change is due to favorable adjustments made in the third quarter of 1997 in estimated restructuring costs and other previously accrued expenses. The net loss was $16,808,000 and $10,320,000 for the nine months ended September 30, 1997 and 1998, respectively. The change reflects a decrease in personnel costs, research and clinical trial activity and estimated restructuring costs. The net loss per share increased from $0.01 for the three months ended September 30, 1997 to $0.22 for the three months ended September 30, 1998. The net loss per share decreased from $1.03 for the nine months ended September 30, 1997 to $0.63 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for funds have historically increased from period to period as it had increased the scope of its research and development activities. Its current needs have been reduced, however, as a result of the restructuring which occurred in the first half of 1997 in which the Company focused its efforts on Colloral(R). Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

The Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the development, clinical, regulatory and marketing aspects of its products, the extent to which it proceeds, if at all, by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its current plans, the Company believes that presently available cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements through the Phase III clinical program and filing of a Biological License Application for Colloral(R).

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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of September 30, 1998, the Company's cash and cash equivalents and marketable securities totaled $19,980,000. Current liabilities at September 30, 1998 were $1,590,000.

                                AUTOIMMUNE INC.

PART II - OTHER INFORMATION

Item 6(b). Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AUTOIMMUNE INC.

Date:  November 6, 1998       /s/ Robert C. Bishop
                              -------------------------------------------
                              Robert C. Bishop
                              President and Chief Executive Officer


                              /s/ Heather A. Ellerkamp
                              -------------------------------------------
                              Heather A. Ellerkamp
                              Director of Finance and Treasurer