Form 10-K405
period 1998-12-31
AUTOIMMUNE INC
filed 1999-03-31
CIK 879106

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

                                AUTOIMMUNE INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              13-348-9062
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

   128 Spring Street, Lexington, MA                     02421
    (Address of principal executive                  (Zip Code)
               offices)

                                (781) 860-0710
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each Class              Name of each exchange on which
                                                     registered.
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On March 5, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $24,755,640.93. As of March 5, 1999, there were outstanding 16,555,949 shares of the registrant's Common Stock, $0.01 par value.

                      Documents Incorporated by Reference

  Portions of the Company's definitive Proxy Statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1998 are incorporated by reference into Part III hereof as provided therein.

                                    PART I

Item 1. Business.

Overview

  AutoImmune Inc. (the "Company" or "AutoImmune") is a biopharmaceutical company developing a new class of orally administered pharmaceutical products for the treatment of autoimmune and other cell-mediated inflammatory diseases and conditions. The Company is currently conducting clinical trials for the following products: Colloral(R), for the treatment of rheumatoid arthritis, and AI 502, for the treatment of chronic transplant rejection. A third product, AI 401, for the treatment of Type 1 diabetes, is in Phase II clinical trials supported by Eli Lilly and Company ("Lilly") and the National Institutes of Health ("NIH"). The Company believes, based on preclinical and clinical data, that its proprietary approach to therapy can induce tissue-specific immunosuppression without toxicity or significant side effects. Additional clinical and commercial advantages of this approach include the ability to administer products orally (the preferred method of treating chronic diseases) and the potential for application to a variety of inflammatory diseases and conditions.

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

  AutoImmune believes it is the leading company developing pharmaceutical products based upon the principles of oral tolerance. The status of each of AutoImmune's principal products is as follows:

  Colloral(R)--To date, AutoImmune has completed eight human clinical trials of Colloral in over 1,200 patients to investigate its use in treating rheumatoid arthritis. The Company met with the United States Food and Drug Administration ("FDA") in November 1997 to review data from its Phase II program. At the conclusion of that meeting the FDA supported the Company's plan for Phase III. A Phase III trial is currently underway and is expected to be completed this summer.

  AI 401--In December 1994, the Company entered into a collaborative agreement with Lilly under which Lilly has provided support for clinical testing of the Company's autoimmune-mediated (Type 1) diabetes product. This agreement was terminated in the first quarter of 1999 as a result of Lilly's failure to make a required milestone payment. Lilly is contractually obligated to complete the trials now underway and to provide the Company with full access to the data therefrom. Lilly sponsored investigators have completed enrollment in three different Phase II clinical trials to demonstrate human proof of principle for AI 401 in patients newly diagnosed with Type 1 diabetes. The results of these studies are expected to be available within the next 18 months. In addition, Lilly is providing AI 401 for the Diabetes Prevention Trial (DPT-1) being conducted by the NIH. The oral arm of this trial, which is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Patient enrollment in the oral arm of DPT-1 is approximately 40% complete.

  AI 502--In January 1997, the Company initiated a clinical trial of tolerizing peptides for the prevention of organ transplant rejection. The open label study, which is being conducted in patients at The Brigham and Women's Hospital, is designed to assess the safety and immunological effects of oral peptides in laboratory measures of chronic transplant rejection. Enrollment continued in 1998 and results are expected to be available in late 1999.

  AI 301--The Company is developing AI 301, a recombinant human protein, for the treatment of uveitis, an inflammatory disease of the eye. Using its first generation product based on animal protein, AI 300, the Company conducted a Phase I/II clinical trial in 45 patients in conjunction with the National Eye Institute of the NIH. Results of the trial were judged by the Company to be encouraging and were published in the American Journal of Ophthalmology in May of 1997. The Company expects that future clinical trials for uveitis will use AI 301, due to the expected lower cost of manufacturing this recombinant product compared to product based on animal protein.

  Products for Multiple Sclerosis and Myasthenia Gravis--The Company has entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. ("Teva"). This agreement covers the development by Teva of an oral formulation of Copaxone(R) (glatiramer acetate), Teva's currently available injectable drug for multiple sclerosis. The new formulation would use the Company's proprietary technology for oral tolerance and is expected to be in efficacy trials before the end of 1999. The agreement also covers an orally delivered formulation of a product to treat myasthenia gravis developed by Teva. It is anticipated that the myasthenia gravis product will enter Phase I clinical trials before the end of 1999.

  Autoimmune diseases represent a major worldwide health care problem in terms of the number of people affected. The Company believes that each of these products under development offers the potential for a therapeutic breakthrough.

  The Company was incorporated in Delaware in September 1988 as AutoImmune Technologies, Inc. The Company changed its name to AutoImmune Inc. in July 1991. The executive offices of AutoImmune are located at 128 Spring Street, Lexington, Massachusetts 02421, and its telephone number is (781) 860-0710.

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

  Leveraging the Company's Technology Platform. The Company believes its technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. In addition to Colloral, the Company has several other products in various stages of development, including products to treat Type 1 diabetes, chronic transplant rejection and uveitis. The Company has, and plans to continue to seek, licensing arrangements, joint ventures or other collaborative agreements to assist in financing the development and commercialization of one or more of these products. This strategy resulted in the Company's collaboration with Lilly for clinical testing of its products to treat autoimmune-mediated diabetes. More recently, it resulted in the Company's agreement with Teva relating to the development of an oral formulation of Copaxone and an orally delivered formulation of Teva's product to treat myasthenia gravis.

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

  Protecting the Company's Competitive Position. From its inception, the Company has sought to establish a strong proprietary position. As of December 31, 1998, the Company had pending 34 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 49 U.S. and foreign patents, including five U.S. patents covering the use of oral Type I, II, or III collagen to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; three U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; three U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; one U.S. patent covering treatment of multiple sclerosis by oral administration of bovine myelin; and one U.S. patent covering a method for preparing Type II collagen. The European and Japanese Patent Offices have each granted a patent to the Company covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but oppositions (proceedings challenging their validity) have been filed against these patents by a third party. The Japanese Patent Office has issued a decision adverse to the patent, but the Company has filed a response, and that decision is under review at present. A number of the pending U.S. patent applications which the Company owns or to which it has exclusive rights have been allowed and are expected to issue in the near future.

  In addition, the Company expects that Orphan Drug status may provide increased proprietary protection for certain of its products in the United States. The Company has received Orphan Drug status for Colloral for the treatment of juvenile rheumatoid arthritis. The Company also anticipates that the FDA will classify its products as "biologics." If the Company's products are so classified, there is currently no provision for rapid approval of generic competitors after the expiration of any proprietary protection the Company receives.

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

  Autoimmune diseases, which may be crippling or fatal, can strike virtually any tissue or organ. The particular disease that occurs depends upon which healthy tissue is attacked. For example, if the tissue attacked is the brain, multiple sclerosis results; if synovial tissue in joints is the target, rheumatoid arthritis results. Type 1 diabetes occurs when certain pancreatic cells are the target, and uveitis occurs when cells of the uvea, the middle, vascular layer in the eye, are attacked.

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

  While there are numerous cell-mediated autoimmune diseases, the Company at present is developing products for three: rheumatoid arthritis, Type 1 diabetes, and uveitis (or uveoretinitis). Rheumatoid arthritis is a chronic disease in which the body's immune system attacks synovial tissue in joints, resulting in a progressive, painful inflammation of the joints, along with crippling deformation of the hands, feet, hips, knees and shoulders. In advanced phases of the disease, symptoms include severe pain, body disfiguration and loss of mobility. The autoimmune form of diabetes (Type I, also known as juvenile or insulin-dependent diabetes) is the result of the body's immune system destroying the insulin-producing islet cells in the pancreas. Although the administration of insulin controls the metabolic abnormalities of the disease, it does not always prevent major debilitating effects, which can include neural degeneration, chronic pain, arteriosclerosis, loss of limbs due to peripheral vascular disease, blindness and kidney failure. In its most severe form, diabetes can result in death. The autoimmune form of uveitis is a chronic, degenerative eye disease, resulting in inflammation, discoloration and ultimately blindness.

  In addition, AutoImmune is developing a product for the treatment of chronic transplant rejection which, while not an autoimmune disease, involves similar mechanisms of action. Due to the similarity, the Company believes that its oral tolerance approach may provide an effective therapy for this clinical condition.

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

  The Company's method uses therapeutic substances--antigenic proteins or derivatives thereof found in the organs attacked by each disease--which are delivered orally and disassembled in the gut by the normal digestive processes. Specific fragments of these substances (peptides) attach to antigen-presenting cells on the surface of the gut. The cells involved are those associated with Peyer's Patches, which are groupings of immune system cells surrounding the gut that have been reported to induce immune tolerance. This triggers the immune system to initiate a chain of events that results in the creation of regulatory T cells that migrate through the blood and lymph system to suppress or down-regulate the immune response at the targeted organ, thereby mitigating the disease. This suppression can be directed toward the tissue under attack in an autoimmune disease by appropriate selection and dosing of the protein in an orally-delivered product.

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

Principal Products in Development

  AutoImmune has products in various stages of development for treating rheumatoid arthritis, Type 1 diabetes, chronic transplant rejection and uveitis. The chart set forth below describes the stage of development of each of the Company's principal products.


                       PRINCIPAL PRODUCTS IN DEVELOPMENT

   Product      Disease/Condition   Development Status
   -------      ------------------- ------------------------------------------------
   Colloral(R)  Rheumatoid          Phase III trial enrollment completed in the
                 Arthritis          first quarter of 1999; results expected in the
                                    third quarter of 1999

   AI 401       Type 1 diabetes     Phase II trials in progress

   AI 502       Transplant
                 Rejection          Phase I/II trial in progress

   AI 301       Uveitis             Research

  Rheumatoid Arthritis. Colloral, AutoImmune's proprietary oral formulation of Type II collagen, is currently in a Phase III human clinical trial. This 772 patient study is designed as the final pivotal trial for regulatory approval. More than 1,200 patients have been involved in the five Phase II Colloral trials completed to date. Integrated data analysis from these five trials showed that Colloral is significantly more efficacious than placebo, the optimum dose is 60 micrograms, and the safety profile is unsurpassed. The Company expects to have results from the Phase III trial in late summer of 1999.

  Drugs for rheumatoid arthritis are given chronically and, as a result, long-term safety data are required for approval of all new drugs. AutoImmune has begun to generate long-term safety data on Colloral through open label continuation trials with patients who have participated in the development program. As of December 31, 1998, more than 1,300 patient years of safety data have been collected. Some patients have received Colloral for more than four years.

  Colloral is also being developed for juvenile rheumatoid arthritis ("JRA"). The results from a 10 patient pilot trial for this indication were published in the April 1996 issue of Arthritis and Rheumatism. AutoImmune has received Orphan Drug designation for Colloral for the treatment of JRA.

  It is estimated that 1% of the worldwide population suffers from rheumatoid arthritis. In the United States, there are 2.1 million patients with rheumatoid arthritis, including more than 70,000 patients with JRA. There is no known cure, but several approaches are used in an attempt to alleviate two major symptoms of the disorder, pain and inflammation. A number of pain relievers are widely used, but most have undesirable side effects. Similarly, a wide variety of anti-inflammatory agents, ranging from aspirin to NSAIDs, are used with varying degrees of success. The NSAIDs used to alleviate pain and inflammation have undesirable gastrointestinal side effects that limit their use. None of the available NSAIDs work with consistent efficacy on all types of patients. Several companies are working on a new class of NSAIDs described as COX-2 inhibitors. These products, which began to enter the market in 1999, may alleviate some of the gastrointestinal side effects currently seen with traditional NSAIDS. Broad immunosuppressants are also used to treat rheumatoid arthritis but toxicity limits their use. A new product in this category is leflunomide, which can be characterized as methotrexate-like, but with an additional indication for slowing disease progression. Additionally, there are two biologic products, one of which, Enbrel, was approved in 1998. The other product, Remicade, is awaiting approval by the FDA. Both products, which are injectables, are anti-TNF (tumor necrosis factor) inhibitors.

  Type 1 Diabetes. In December 1994, the Company entered into a collaborative agreement with Lilly under which Lilly provided support for clinical testing of the Company's autoimmune-mediated (Type 1) diabetes product. This agreement was terminated in the first quarter of 1999 as a result of Lilly's failure to make a required milestone payment. Lilly is obligated to complete the trials now underway and to provide the Company with full access to the data therefrom, including the right to use such data for any purpose. Lilly sponsored investigators have completed enrollment in three different Phase II clinical trials to demonstrate human proof of principle for AI 401. The U.S. study is a one-year, double-blind, placebo-controlled trial with 200+ patients, designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. The second Phase II trial involves approximately 150 patients and is being conducted in France. The third trial is in Italy with approximately 80 patients. The results of these trials are expected to be available within the next 18 months. In addition, Lilly is providing AI 401 for the Diabetes Prevention Trial (DPT-1) being conducted by the NIH. This trial, which began in September 1996 and is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Enrollment in DPT-1 is approximately 40% complete.

  Approximately 1,000,000 people in the United States suffer from Type 1 diabetes. It is estimated that worldwide there are 180,000 new patients diagnosed with this disease each year. There is no known way of curing Type 1 diabetes; at best it can be controlled. In addition, because insulin is a large protein that is not appreciably absorbed through the gut, it must be administered intravenously or intra-muscularly, rather than orally. The limitations of the treatment delivery system and the inconsistency of the therapeutic results have led to major efforts to discover effective new methods of treatment. The Company believes that the preferred therapeutic approach would be an oral treatment such as the Company's which could prevent the onset of the disease (and the related destruction of the insulin-producing cells) in susceptible populations. Methods to pre-screen persons who are genetically susceptible to Type 1 diabetes are being developed by others. AutoImmune expects that individuals who have been diagnosed in the early stages of Type 1 diabetes, as well as those who may be identified through such pre-screening, will constitute the primary market for AutoImmune's diabetes product.

  Transplant Rejection. In January 1997, the Company initiated a clinical trial of tolerizing peptides for the prevention of organ transplant rejection. The open label study, which is being conducted in patients at The Brigham and Women's Hospital, is designed to assess the safety and immunological effects of oral peptides in laboratory measures of chronic transplant rejection. The results of this trial are expected to be available in late 1999. Prior to the initiation of AutoImmune's human clinical program in chronic transplant rejection, the Company conducted several preclinical studies at The Brigham and Women's Hospital which achieved positive results in the suppression of the rejection reaction using peptides.

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

  Multiple Sclerosis and Myasthenia Gravis. In the second quarter of 1997, the Company ceased independent efforts to develop a product for the treatment of multiple sclerosis and began evaluating opportunities to collaborate with third parties in the development of such a product. In this regard, the Company entered into an exclusive agreement with Teva. The agreement covers the development by Teva of an oral formulation of Copaxone(R) (glatiramer acetate), Teva's currently available injectable drug for multiple sclerosis. This oral formulation would use the Company's proprietary technology for oral tolerance and is expected to be in efficacy trials before the end of 1999. The agreement also covers an orally delivered product to treat myasthenia gravis developed by Teva. It is anticipated that the myasthenia gravis product will enter Phase I clinical trials before the end of 1999. AutoImmune will receive up to $20 million in milestone payments upon product approvals, and escalating royalties on cumulative sales for all products covered by the agreement.

  Approximately 350,000 persons in the United States suffer from multiple sclerosis. Approximately one-third of individuals with multiple sclerosis stabilize and never reach a severe stage; others have multiple acute attacks as frequently as two to three times a year. In its most severe form, the disease is relentlessly progressive and can result in complete disability within ten years. Since the early 1980s, non-specific immunosuppressants, such as cyclophosphamide and azothioprine, have been used with occasional success to slow the progression of this disease in some patients. None of these treatments is capable of stopping multiple sclerosis attacks or halting the progression of the disease without exposing patients to potentially serious side effects. Since 1993, three products have been approved by the FDA for the treatment of relapsing/remitting multiple sclerosis. All three are indicated for reduction of the frequency of multiple sclerosis exacerbations (one is also approved for slowing the progression of disability associated with sclerosis). Each of these drugs is administered by injection and each has side effects, including injection site reactions and flu-like symptoms or shortness of breath.

  Approximately 45,000 persons in the United States suffer from myasthenia gravis, a chronic neuromuscular disease that produces weakness and abnormally rapid fatigue of voluntary muscles, especially those that control the eyes, face, tongue and limbs. Patients are currently treated with immunosuppressives and anticholinesterase compounds.

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

  In addition to the products it currently is developing, AutoImmune has several research programs involving possible future products. The Company believes its oral tolerance approach may lead to treatments for cell-mediated inflammatory diseases in addition to those it is currently studying. For example, the Company has conducted research on products to treat other diseases, including Alzheimer's disease and atherosclerosis.

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

  The Brigham and Women's Hospital. The Brigham and Women's Hospital, Inc. ("BWH"), a teaching hospital affiliated with Harvard Medical School, has been performing sponsored research for the Company since 1988. The current agreement extends until June 30, 2000 and is automatically renewed for successive two-year periods unless one year's prior written notice is given. The current research budget at BWH provides for expenditures by AutoImmune of approximately $537,000 during the twelve months ending June 30, 1999. Under certain circumstances, the Company may reduce its level of expenditures. The Company will own or have exclusive rights to all inventions, improvements and discoveries made at BWH and resulting from the research program, subject to certain rights retained by the U.S. government in any patentable invention conceived or first reduced to practice using federal funds. The Company will pay to BWH (i) a royalty on all products sold by the Company that are subject to a patent covering an invention developed under the research program or as to which rights were acquired by the Company from BWH, and (ii) a percentage of any royalties received by AutoImmune with respect to sales of such products by others. BWH also will receive a percentage of any milestone payments which the Company is entitled to receive from licensees or other transferees of such a patent after the first commercial sale of a product covered by a patent. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

  BWH is a shareholder of the Company. Both of the scientists who made the discoveries which led to the founding of AutoImmune are affiliated with BWH.

  National Eye Institute. The National Eye Institute ("NEI") was party to a CRADA with AutoImmune and BWH pursuant to which clinical trials of AutoImmune's uveitis product were conducted. The agreement expired June 30, 1996. The NEI is a co-owner with AutoImmune of a patent application directed to the use of oral tolerance to treat uveitis. The NEI has granted BWH an exclusive commercialization license for any and all products or processes developed pursuant to the CRADA (including the uveitis patent application) in exchange for one-half of any royalties with respect to uveitis products collected by BWH pursuant to its agreement with the Company. BWH has in turn granted the Company an exclusive commercialization license with respect to all such technology. The Company and NEI are in continuing discussions regarding a potential collaboration to develop the Company's second generation product for uveitis, AI 301.

Patents and Proprietary Rights

  The establishment of a strong proprietary position is an important element of AutoImmune's strategy. As of December 31, 1998, the Company had pending 34 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 49 U.S. and foreign patents, including five U.S. patents covering the use of oral Type I, II, or III collagen to treat rheumatoid arthritis; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; three U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; three U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; one U.S. patent covering treatment of multiple sclerosis by oral administration of bovine myelin; and one U.S. patent covering a method for preparing Type II collagen. The European and Japanese Patent Offices have each granted a patent to the Company covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but oppositions (proceedings challenging their validity) have been filed against these patents by a third party. The Japanese Patent Office has issued a decision adverse to the patent, but the Company has filed a response, and that decision is under review at present. A number of the pending U.S. patent applications which the Company owns or to which it has exclusive rights have been allowed and are expected to issue in the near future.

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

  The Company has applied for patents, or acquired rights to patent applications, covering oral tolerance methods of treating or preventing other specific autoimmune diseases and related conditions, including uveitis, Type 1 diabetes, transplant rejection, Alzheimer's disease and various skin disorders, including psoriasis. It has filed applications that claim tolerization treatment of autoimmune diseases by inhalation of autoantigens in aerosol form, use of synergizing compounds to enhance the treatment of autoimmune disorders, specific peptides thought to be involved in multiple sclerosis, and bystander suppression, by which oral tolerance can be induced without identifying the specific antigen causing an autoimmune disease.

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

  For additional information concerning products developed and under development by the Company's competitors to treat rheumatoid arthritis, see "Principal Products in Development--Rheumatoid Arthritis."

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

  AutoImmune believes that many of its products under development will be classified by the FDA as "biologic products," while others may be classified as "drug products." As part of its regulatory strategy, the

Company intends to direct some of its products into the Biologics Divisions of the FDA. While both biologics and drugs can qualify for Orphan Drug status, biologics, once approved, have no current provision for subsequent competitors to market generic versions. Each biologic, even if it has the same composition and is for the same indication, must undergo the entire development process in order for a competitive firm to obtain FDA approval.

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

Employees

  As of March 5, 1999, AutoImmune employed 23 individuals full-time, 4 of whom hold Ph.D. degrees. Of its total work force, 17 employees are engaged in research and development activities and 6 are devoted to support and administrative activities. AutoImmune believes it maintains good relations with its employees.

Factors To Be Considered

  The parts of this Annual Report on Form 10-K titled "Item 1--Business" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements which involve risks and uncertainties. Set forth below is a discussion of certain factors that could cause the Company's actual results to differ materially from the results projected in such forward-looking statements.

  Developmental Stage of the Company's Products. The Company has not completed the development of any products. The Company's products require significant additional clinical testing and investment prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. The Company has a number of products in clinical development, including Colloral, AI 401 and AI 502. Positive results for a product in a clinical trial do not necessarily assure that future clinical trials will yield positive results or that the government will approve the commercialization of the product. Clinical trials may be terminated at any time for many reasons, including toxicity or a lack of efficacy based upon mid-trial examinations of clinical trial data or adverse event reporting. There can be no assurance that the Company will successfully develop any product or that the Company's products will prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. The Company also may encounter problems in clinical trials that will cause the Company to delay or suspend product development. The Company does not expect that its products will be commercially available in 1999.

  History of Operating Losses; Lack of Product Revenues. From its inception in 1988 through December 31, 1998, the Company accumulated net losses of $100,801,000. The Company expects to continue to incur losses for a number of years as the Company continues its research, development and clinical trial programs. The Company's ability to achieve profitable operations depends on the Company successfully completing the development of its products, obtaining required regulatory approvals and manufacturing and marketing its products. There can be no assurance that the Company will achieve profitable operations at any time.

  The Company's revenues to date have been earned in connection with collaborative agreements and the granting of short term rights. The Company has granted to Teva exclusive worldwide patent rights to the multiple sclerosis and myasthenia gravis applications of its technology. These rights were granted in return for payments if certain milestones are achieved and royalties based on sales, if any. There can be no assurance that the Company will derive any revenues from the Teva agreement. At present, there are no other agreements that entitle the Company to receive revenues.

  Additional Financing Requirements and Access to Capital. Since inception, the Company has raised net proceeds of $116,000,000 from the sale of equity securities in private placements and public stock offerings. The Company will require substantial funds for further research and development, existing and planned clinical trials, regulatory approvals, establishment of commercial-scale manufacturing capabilities and the marketing of its products. Based upon its current plans, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements through the Phase III clinical program for Colloral. Thereafter, the Company will need to raise substantial additional capital to fund its operations, including clinical trials and commercialization efforts.

  The Company intends to seek such additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity or otherwise modify its business strategy, and its business will be materially adversely affected.

  Dependence on Collaborative Agreements. One of the Company's historic objectives has been to enter into licensing agreements or joint ventures with established pharmaceutical companies for products to be sold in foreign markets or for products to treat diseases which involve large physician audiences and/or which are expected to have longer regulatory approval cycles. The Company has an agreement with Teva with respect to multiple sclerosis and myasthenia gravis products. There can be no assurance that the Company will be able to negotiate other acceptable arrangements in the future, to the extent the Company desires to do so, or that such arrangements will be successful.

  The majority of the Company's basic research to date has been done through agreements with The Brigham and Women's Hospital and other medical research institutions. Since 1993, the Company has conducted some research and most of its development activities internally. Currently the Company has 17 full-time employees engaged in research and product development. Nevertheless, the Company expects to continue to be at least partially dependent upon research performed under contract with The Brigham and Women's Hospital. If the Company is unable to maintain this relationship, the Company would be adversely affected and the Company's ability to commercialize future products would be delayed.

  Manufacturing and Marketing. The Company has not yet introduced any products and has limited manufacturing experience. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company currently has facilities for bulk manufacturing of its product Colloral in commercial quantities. FDA approval has not yet been obtained for this facility and there can be no assurance that it will meet regulatory requirements without additional investments. The Company has contract manufacturers perform filling and packaging of Colloral for clinical trials. To the extent the Company relies upon contract manufacturers, there can be no assurance that such parties will perform their obligations in a timely fashion. The failure by third parties to perform their obligations in a timely fashion could delay clinical trials or commercialization of a product and could adversely affect the Company's ability to supply the market. There can be no assurance that the Company will be able to enter into agreements to manufacture its products, if the Company desires to do so, on favorable terms, if at all.

  If the Company chooses to expand its manufacturing facilities to include filling and packaging, there can be no assurance that the Company will be successful in doing so. Developing its own full-scale manufacturing facilities will require substantial additional funds. All manufacturing facilities must comply with applicable regulations of the FDA. No assurance can be given that the Company's products will not require raw materials for which the sources and amount of supply are limited. An inability to obtain adequate supplies of such raw materials could significantly delay the development, regulatory approval and marketing of the Company's products.

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

  Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents and Orphan Drug protection, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent the Company's rights. The Company has received or has exclusive rights to 49 U.S. and foreign patents. The Company has filed and is actively pursuing numerous applications for additional U.S. and foreign patents, and is an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent Office or enforced by the federal courts. Thus, there can be no assurance that any patents issued to the Company will provide the Company with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede the ability of the Company to do business or that third parties will not be able to circumvent the Company's patents, that any of the Company's patent applications will result in the issuance of patents or that the Company will develop additional proprietary products that are patentable. Certain of the Company's foreign patents are currently subject to or under opposition, a proceeding which, if resolved adversely to the Company, can result in revocation of a patent or curtailment of its claim scope. See "Strategy--Protecting the Company's Competitive Position." There can be no assurance that the Company will prevail in such oppositions. Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of the Company's products, or, if patents are issued to the Company, design around the patented products developed by the Company. Although the Company has obtained Orphan Drug status in the United States for some of its products, it also must be the first to market an effective treatment for a particular disease in order to obtain the protections afforded to Orphan Drugs.

  The Company may be required to obtain licenses from third parties to avoid infringing patents or other proprietary rights. No assurance can be given that any licenses required under any such patents or proprietary rights would be available, if at all, on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on patents it might infringe or in filing suits against others to have such patents declared invalid.

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

  Technological Change and Competition. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. The Company's competitors are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions in the United States and abroad. There can be no assurance that the Company's competitors will not develop technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may obtain FDA approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also compete with other companies with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience.

  Government Regulation. The Company's production and marketing of its products and ongoing research and development activities are subject to regulation by numerous government authorities in the United States and other countries. Prior to marketing, any therapeutic product developed by the Company must undergo rigorous preclinical testing and clinical trials, as well as an extensive regulatory approval process mandated by the FDA and foreign regulatory agencies. These processes can take many years and require the expenditure of substantial resources. The Company has limited experience in conducting and managing the preclinical and clinical trials necessary to obtain government approvals. Delays in obtaining regulatory approvals would adversely affect the marketing of the Company's products and its ability to receive product revenues or royalties. There can be no assurance that the Company will be able to obtain the clearances and approvals necessary for the clinical testing or manufacturing and marketing of its products. Existing or additional government regulation could prevent or delay regulatory approval of the Company's products or affect the pricing or marketing of such products.

  Year 2000 Issues. Certain computer programs use only two digits to identify a year in the date field. As a result, many computer applications may fail or create erroneous results by or at the Year 2000. The Company's business is not dependent on its computer programs and does not electronically interact in any significant manner with suppliers, customers, creditors, borrowers and financial service organizations. The impact on the Company of Year 2000 issues is expected to be minimal, but there can be no assurance that the Company will not be adversely affected by such issues.

Item 2. Properties.

  AutoImmune's administrative offices and research facilities occupy approximately 11,000 square feet of leased space in Lexington, Massachusetts. The lease runs through November 1999 and includes renewal clauses. The Company believes that its facilities are adequate for its present and anticipated purposes, except that additional facilities may be needed if the Company expands its manufacturing operations.

Item 3. Legal Proceedings.

  The Company is not a party to any litigation or legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol AIMM. The following table shows the quarterly high and low closing price on Nasdaq for a share of the Company's common stock for the fiscal years ended December 31, 1997 and 1998.

                                      Price range of
                                       common stock
                                      ---------------
                                       High     Low
                                      ------- -------
Fiscal year ending December 31, 1997
  First quarter                       $ 18.25 $ 11.00
  Second quarter                      $ 14.50 $  1.63
  Third quarter                       $  2.88 $  1.69
  Fourth quarter                      $  3.50 $  2.56
Fiscal year ending December 31, 1998
  First quarter                       $  3.44 $  2.25
  Second quarter                      $  3.06 $  2.31
  Third quarter                       $  2.62 $  1.62
  Fourth quarter                      $  2.56 $  1.56

  As of March 5, 1999, there were 259 record holders of the Company's Common Stock.

  AutoImmune has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, and therefore does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

Item 6. Selected Financial Data.

  The selected financial data set forth below are derived from financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The balance sheet at December 31, 1997 and 1998 and the related statements of operations and of cash flows for the three years ended December 31, 1998 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Form 10-K.

                                       For the year ended December 31,
                       --------------------------------------------------------------------
                           1994          1995          1996          1997          1998
                       ------------  ------------  ------------  ------------  ------------
Statement of
 Operations Data:
Revenue:
 Option fees           $        --   $  1,500,000  $        --   $        --   $        --
 Research and
  development revenue
  under collaborative
  agreements                    --            --            --            --            --
                       ------------  ------------  ------------  ------------  ------------
   Total revenue                --      1,500,000           --            --            --
                       ------------  ------------  ------------  ------------  ------------
Costs and expenses:
 Research and
  development:
  Related party           2,257,000     2,294,000     2,158,000     1,880,000     1,314,000
  All other              11,381,000    12,554,000    22,029,000    15,426,000    11,496,000
 General and
  administrative          1,662,000     2,213,000     2,414,000     2,214,000     1,712,000
                       ------------  ------------  ------------  ------------  ------------
   Total costs and
    expenses             15,300,000    17,061,000    26,601,000    19,520,000    14,522,000
                       ------------  ------------  ------------  ------------  ------------
Loss from operations    (15,300,000)  (15,561,000)  (26,601,000)  (19,520,000)  (14,522,000)
Interest income, net        623,000     1,968,000     3,117,000     1,995,000     1,337,000
                       ------------  ------------  ------------  ------------  ------------
Net loss               $(14,677,000) $(13,593,000) $(23,484,000) $(17,525,000) $(13,185,000)
                       ============  ============  ============  ============  ============
Net loss per share--
 basic and diluted(1)  $      (1.44) $      (1.01) $      (1.44) $      (1.07) $      (0.80)
                       ============  ============  ============  ============  ============
Weighted average
 common shares
 outstanding--basic
 and diluted(1)          10,205,567    13,522,091    16,303,051    16,385,629    16,491,701
                       ============  ============  ============  ============  ============
                                                 December 31,
                       --------------------------------------------------------------------
                           1994          1995          1996          1997          1998
                       ------------  ------------  ------------  ------------  ------------
Balance Sheet Data:
Cash, cash
 equivalents and
 marketable
 securities            $ 15,568,000  $ 70,453,000  $ 49,310,000  $ 30,025,000  $ 17,528,000
Working capital          13,825,000    68,791,000    45,453,000    28,983,000    16,325,000
Total assets             18,218,000    72,981,000    52,462,000    31,498,000    18,326,000
Capital lease
 obligations less
 current maturities       1,031,000       569,000       627,000       193,000           --
Deficit accumulated
 during development
 stage                  (33,018,000)  (46,611,000)  (70,095,000)  (87,620,000) (100,805,000)
Total stockholders'
 equity                  15,102,000    70,418,000    47,341,000    29,880,000    16,917,000

--------
(1) Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. For each of the periods presented, basic and diluted net loss per share are the same due to the antidilutive effect of potential common shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

  Since its inception through December 31, 1998, the Company has incurred ongoing losses from operations and has cumulative losses as of December 31, 1998 totaling $100,801,000. To date, the Company has not recorded any revenue from the sale of products. Revenue recorded through December 31, 1998 was earned in connection with contract research and the granting of certain short-term rights.

  The Company expects to remain in the development stage for the foreseeable future and accordingly expects to continue to incur substantial losses.

 Years Ended December 31, 1997 and 1998

  No revenues were earned in the years ended December 31, 1997 and 1998.

  Research and development expenses were $17,306,000 in 1997, as compared with $12,810,000 for the year ended December 31, 1998. The decrease is due to lower levels of research and clinical trial activity in 1998 and restructuring costs recorded in 1997.

  General and administrative expenses were $2,214,000 in 1997, as compared with $1,712,000 for the year ended December 31, 1998. The decrease is due primarily to decreased personnel costs and corporate activity and restructuring costs recorded in 1997.

  Net interest income was $1,995,000 in 1997, as compared with $1,337,000 for the year ended December 31, 1998. The decrease is due to a lower balance of cash available for investment.

  The net loss was $17,525,000 in 1997, as compared with $13,185,000 for the year ended December 31, 1998. The net loss per share decreased from $1.07 for the year ended December 31, 1997 to $0.80 for the year ended December 31, 1998. The change reflects a decrease in personnel costs and research and development activity levels and restructuring costs recorded in 1997.

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

  In May 1997, the Company announced preliminary results from two Phase II trials of Colloral for rheumatoid arthritis. Both trials demonstrated positive trends for Colloral, although statistical significance was not demonstrated versus placebo. A restructuring plan was announced in June 1997, to further focus the Company's efforts to the clinical program for Colloral. This resulted in a further workforce reduction of 30 positions. The Company recorded a charge during the second quarter of 1997 of approximately $2,689,000 relating to employee severance, costs associated with vacating leased space and equipment disposal and write-offs. This estimated charge was adjusted to $1,636,000 during the third quarter of 1997 to reflect the sublease of 22,000 square feet of space and actual costs incurred.

Liquidity and Capital Resources

  The Company's needs for funds have historically increased from period to period as it has increased the scope of its research and development activities although its current needs have been reduced as a result of the restructuring plan which occurred during the first half of 1997. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

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

  In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 1998, the Company's cash and cash equivalents and marketable securities totaled $17,528,000. Current liabilities at December 31, 1998 were $1,409,000.

Year 2000 Preparedness

  The Company's management has completed its review of Year 2000 issues and believes that Year 2000 issues will not have a material effect on the Company's business, results of operations or financial condition. The major functions of the Company that utilize computers and could be susceptible to Year 2000 issues are manufacturing, clinical data and analysis, financial and general office. The scope of the Year 2000 issues for each of these functions is described below.

  Manufacturing. The Company's internal bulk manufacturing process is a mechanical process. Neither the process nor the raw materials used in the process are expected to be affected by Year 2000 issues. The Company maintains data relating to its manufacturing processes on databases using standard software packages that are Year 2000 compliant. It also maintains all data in hard copy format. The Company has been upgrading its hardware systems used to maintain manufacturing data as system requirements have changed and these upgrades have included Year 2000 solutions. The Company anticipates that its hardware systems will be fully upgraded and Year 2000 compliant before December 31, 1999. The Company uses outside vendors to perform filling, labeling and distribution services in connection with its manufacturing process. The Company maintains data relating to such services both in hard copy format and on databases. The vendor that the Company anticipates using for these services has represented that it will be Year 2000 compliant before December 31, 1999. In any event, hard copy records can be used and will meet the Company's requirements.

  Clinical Data and Analysis. The firm AutoImmune has contracted with to manage and analyze clinical data has represented to the Company that it is Year 2000 compliant. In addition, the data that the Company intends to submit to the FDA will be based on patient activity occurring prior to January 1, 2000 and is in a format that can be accessed with standard programs.

  Financial. The Company has been upgrading its financial systems as its requirements have changed and these upgrades have included Year 2000 solutions. The final component is expected to be upgraded in the second quarter of 1999 and will be Year 2000 compliant. These upgrades would have occurred regardless of Year 2000 concerns.

  General Office. The Company's office computers have been updated as the Company's requirements have increased. As a result, almost all are Year 2000 compliant. The Company's network and phone systems require Year 2000 software upgrades that are scheduled for installation in the last quarter of 1999. The estimated cost of these upgrades is $20,000.

  Impact of Year 2000. The Company's exposure to Year 2000 is limited by the nature of its operations. The Company is not electronically dependent on its vendors. Its software packages, other than its network and phone system packages, are standard and the Company's hardware is already Year 2000 compliant or is scheduled to be upgraded before December 31, 1999. These upgrades to the Company's hardware systems would have occurred regardless of the Year 2000. In the worst case scenario, the Company could easily revert to using hard copies. This scenario would be more time consuming, but would not be expected to result in revenue losses or liability to third parties.

Item 8. Financial Statements and Supplementary Data.

  Information with respect to the Company's financial statements and financial statement schedules filed with this report is set forth in Item 14 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Director information is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1998.

Executive officer information is as follows:

  Robert C. Bishop, Ph.D., age 56, became a director of the Company in May 1992, when he was also elected President and Chief Executive Officer. For more than five years prior to joining the Company, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President, Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President, Therapeutics for Allergan's worldwide pharmaceutical, surgical and neurotoxin businesses from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Quintiles Transnational Corp., a contract research, sales and marketing company serving the health care industry. Dr. Bishop is also a director of Millipore Corporation, a purification technologies/systems company serving the microelectronics, biopharmaceutical and analytical laboratories markets.

  Heather A. Ellerkamp, CPA, age 34, joined the Company in February 1994. Since June 1997, Ms. Ellerkamp has been Director of Finance and Treasurer of the Company, and from February 1994 to June 1997, she held various financial positions with the Company, including controller. From 1992 to 1994, she was employed by Kendall Square Research Corporation, most recently as Corporate Accounting Manager and Assistant Controller. Ms. Ellerkamp received her B.A. degree in Management Science from the University of California, San Diego and her M.B.A. from the University of Michigan.

  Jo Ann Wallace, age 44, joined the Company in October 1994. In January 1999, Ms. Wallace became Senior Vice President of the Company. From October 1994 to January 1999, she was Vice President, Corporate Development of the Company. From 1993 to 1994, she was Vice President, Sales and Marketing at Greenwich Pharmaceuticals, Inc. From 1981 to 1993, Ms. Wallace was employed by G.D. Searle & Co., most recently as Senior Director in U.S. Marketing. Ms. Wallace received her B.S. degree in microbiology from the University of Texas.

Item 11. Executive Compensation.

  Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1998.

Item 13. Certain Relationships and Related Transactions.

  Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

                                                                         Page
                                                                         ----
Report of Independent Accountants                                        F-2

Balance Sheet at December 31, 1997 and 1998                              F-3

Statement of Operations for the three years ended December 31, 1998 and for the period from inception (September 9, 1988) through December 31,
 1998                                                                    F-4

Statement of Changes in Stockholders' Equity for the period from
 inception (September 9, 1988) through December 31, 1998                 F-5

Statement of Cash Flows for the three years ended December 31, 1998 and for the period from inception (September 9, 1988) through December 31,
 1998                                                                    F-6

Notes to the Financial Statements                                        F-7

(a)(2) Financial Statement Schedule

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements.

(a)(3) Exhibits

 Exhibit
 Number  Exhibit Description
 ------- -------------------
  3.1    --Restated Certificate of Incorporation(1)

  3.2    --By-Laws(2)

  4.1    --Specimen Common Stock Certificate(2)

 10.1    --Amended and Restated 1988 Stock Option Plan effective December 14,
          1992(1)

 10.2    --Agreement, dated March 18, 1992, between AutoImmune Inc. and
          Schering Corporation(2)+

 10.3    --Lease Agreement, dated November 1992, between AutoImmune Inc. and
          Ledgemont Realty Trust(2)

 10.4    --Amended and Restated Research and Development Agreement, dated July
          1, 1992, between AutoImmune Inc. and The Brigham and Women's
          Hospital, Inc.(2)

 10.5 --Research Agreement, dated October 21, 1992, and Royalty Agreement, dated 1992, between AutoImmune Inc. and Joslin Diabetes Center(2)

 10.6    --Research Agreement, dated July 1, 1992, Royalty Agreement, dated
          June 6, 1990, and Research Agreement, dated July 1990, between
          AutoImmune Inc. and the Beth Israel Hospital(2)

 10.7    --Cooperative Research and Development Agreement, effective July 1,
          1990, among the National Eye Institute of the National Institutes of
          Health, The Brigham and Women's Hospital and AutoImmune Inc.(2)

 10.8    --Retainer Agreement, dated June 1, 1992, between AutoImmune Inc. and
          Cato Research Ltd.(2)

 10.9    --Employment Agreement, dated April 2, 1992, between AutoImmune Inc.
          and Robert C. Bishop(2)

 10.10   --Amended Consulting Agreement, dated July 1992, and Amended and
          Restated Consulting Agreement, dated November 1988, between
          AutoImmune Inc. and Howard L. Weiner, M.D.(2)

 10.11   --Amended Consulting Agreement, dated July 1992, and Amended and
          Restated Consulting Agreement, dated November 1988, between
          AutoImmune Inc. and David A. Hafler, M.D.(2)


 Exhibit
 Number  Exhibit Description
 ------- -------------------
 10.13   --Consulting Agreement, dated February 1, 1989, between AutoImmune
          Inc. and James P. Tam, Ph.D.(2)

 10.14   --Scientific Advisory Board Agreement, dated August 5, 1992, and
          Consulting Service Agreement, dated August 5, 1992, between
          AutoImmune Inc. and Jack L. Strominger, M.D.(2)

 10.15   --Scientific Advisory Board Agreement, dated August 11, 1992, between
          AutoImmune Inc. and Herman N. Eisen, M.D.(2)

 10.16   --Scientific Consultant Agreement, dated July 16, 1992, between
          AutoImmune Inc. and Henry Oettinger, Ph.D.(2)

 10.17   --Nonemployee Director Stock Option Plan(3)

 10.18   --Employee Stock Purchase Plan(4)

 10.19   --License and Collaboration Agreement dated December 1, 1994 between
          AutoImmune Inc. and Eli Lilly and Company(5)+

 10.20   --First Amendment to Lease dated October 31, 1993 between AutoImmune
          Inc. and Ledgemont Realty Trust(6)

 10.21   --Second Amendment to Lease dated February 1, 1996 between AutoImmune
          Inc. and Ledgemont Realty Trust(6)

 10.22   --Third Amendment to Lease, dated October 23, 1996 between AutoImmune
          Inc. and Ledgemont Realty Trust(7)

 10.23   --Sublease agreement, dated November 1, 1997 between AutoImmune Inc.
          and Antigenics, LLC(7)

 10.24   --Consent to Sublease Agreement, dated November 1, 1997 between
          AutoImmune Inc., Antigenics, LLC, and Ledgemont Realty Trust(7)

 10.25   --1998 Stock Option Plan(8)

 10.26 --Development and License Agreement dated as of December 4, 1998 between AutoImmune Inc. and Teva Pharmaceutical Industries Ltd.++

 10.27   --Sublease Termination Agreement, dated June 15, 1998 between
          AutoImmune Inc. and Antigenics, LLC

 10.28   --Fourth Amendment to Lease, dated July 17, 1998 between AutoImmune
          Inc. and Ledgemont Realty Trust

 23      --Consent of PricewaterhouseCoopers LLP

--------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-55430).
(3) Incorporated by reference to Appendix A to the Company's definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 17, 1994 (Registration No. 33-82972).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1998 (Registration No. 333-68309).

 + The Company has been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
++ The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the last quarter of 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1999.

                                          AUTOIMMUNE INC.

                                             /s/ Robert C. Bishop
                                          By: _________________________________
                                             Robert C. Bishop,
                                             President and Chief Executive
                                             Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert C. Bishop                   President and Chief          March 12, 1999
______________________________________  Executive Officer
Robert C. Bishop
(Principal Executive Officer)

/s/ Heather A. Ellerkamp               Director of Finance and      March 12, 1999
______________________________________  Treasurer
Heather A. Ellerkamp
(Principal Financial and Accounting
Officer)

/s/ Barry Weinberg                     Chairman of the Board of     March 12, 1999
______________________________________  Directors
Barry Weinberg

/s/ Allan R. Ferguson                  Director                     March 12, 1999
______________________________________
Allan R. Ferguson

/s/ R. John Fletcher                   Director                     March 12, 1999
______________________________________
R. John Fletcher

/s/ Henri A. Termeer                   Director                     March 12, 1999
______________________________________
Henri A. Termeer

/s/ Hugh A. D'Andrade                  Director                     March 12, 1999
______________________________________
Hugh A. D'Andrade

AutoImmune Inc.
(a development stage company)

Index to Financial Statements

                                                                          Page
                                                                          ----
Financial Statements:

  Report of Independent Accountants                                       F-2

  Balance Sheet at December 31, 1997 and 1998                             F-3

  Statement of Operations for the three years ended December 31, 1998 and for the period from inception (September 9, 1988) through December 31,
   1998                                                                   F-4

  Statement of Changes in Stockholders' Equity for the period from
   inception (September 9, 1988) through December 31, 1998                F-5

  Statement of Cash Flows for the three years ended December 31, 1998 and for the period from inception (September 9, 1988) through December 31,
   1998                                                                   F-6

  Notes to the Financial Statements                                       F-7

                       Report of Independent Accountants

To the Board of Directors and Stockholders of AutoImmune Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AutoImmune Inc. (a development stage company) at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (September 9, 1988) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 5, 1999

AutoImmune Inc.
(a development stage company)

Balance Sheet

                                                         December 31,
                                                      1997          1998
Assets
Current assets:
 Cash and cash equivalents                        $ 13,833,000  $   4,801,000
 Marketable securities                              16,192,000     12,727,000
 Interest receivable                                   240,000         77,000
 Prepaid expenses and other current assets             143,000        129,000
                                                  ------------  -------------
  Total current assets                              30,408,000     17,734,000
Fixed assets, net                                    1,060,000        538,000
Other assets                                            30,000         54,000
                                                  ------------  -------------
                                                  $ 31,498,000  $  18,326,000
                                                  ============  =============
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                 $    476,000  $     677,000
 Accrued expenses                                      664,000        539,000
 Current portion of obligations under capital
  leases                                               285,000        193,000
                                                  ------------  -------------
  Total current liabilities                          1,425,000      1,409,000
                                                  ------------  -------------
Obligations under capital leases                       193,000            --
                                                  ------------  -------------
Commitments and contingencies (Notes 6 and 14)
                                                  ------------  -------------
Stockholders' equity:
 Common stock, $.01 par value: 25,000,000 shares
  authorized; 16,392,896 and 16,548,995 shares
  issued and outstanding at December 31, 1997 and
  1998, respectively                                   164,000        166,000
 Additional paid-in capital                        117,330,000    117,551,000
 Deficit accumulated during the development stage  (87,620,000)  (100,805,000)
 Net unrealized gain on marketable securities            6,000          5,000
                                                  ------------  -------------
                                                    29,880,000     16,917,000
                                                  ------------  -------------
                                                  $ 31,498,000  $  18,326,000
                                                  ============  =============


   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Operations

                                                                     Period from
                                                                      inception
                                                                 (September 9, 1988)
                          For the year ended December 31,              through
                           1996          1997          1998       December 31, 1998
Revenue:
 Option fees           $        --   $        --   $        --      $   2,200,000
 Research and
  development revenue
  under collaborative
  agreements                    --            --            --            955,000
                       ------------  ------------  ------------     -------------
    Total revenue               --            --            --          3,155,000
                       ------------  ------------  ------------     -------------
Costs and expenses:
 Research and
  development:
   Related party          2,158,000     1,880,000     1,314,000        18,162,000
   All other             22,029,000    15,426,000    11,496,000        83,106,000
 General and
  administrative          2,414,000     2,214,000     1,712,000        13,239,000
                       ------------  ------------  ------------     -------------
    Total costs and
     expenses            26,601,000    19,520,000    14,522,000       114,507,000
                       ------------  ------------  ------------     -------------
Interest income           3,191,000     2,063,000     1,344,000        10,852,000
Interest expense            (74,000)      (68,000)       (7,000)         (301,000)
                       ------------  ------------  ------------     -------------
                          3,117,000     1,995,000     1,337,000        10,551,000
                       ------------  ------------  ------------     -------------
Net loss               $(23,484,000) $(17,525,000) $(13,185,000)    $(100,801,000)
                       ============  ============  ============     =============
Net loss per share--
 basic and diluted     $      (1.44) $      (1.07) $      (0.80)
                       ============  ============  ============
Weighted average
 shares outstanding--
 basic and diluted       16,303,051    16,385,629    16,491,701
                       ============  ============  ============


   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Changes In Stockholders' Equity
For the period from inception (September 9, 1988) through December 31, 1998

                                                                              Deficit
                                                                            accumulated    Accumulated
                              Common Stock      Additional                  during the        other         Total
                             Number     Par      paid-in    Comprehensive   development   comprehensive stockholders'
                           of shares   value     capital        loss           stage         income        equity
 Issuance of common stock
  during 1988                 168,750 $  2,000 $        --                 $      (1,000)   $    --     $      1,000
 Conversion of junior
  convertible preferred
  stock to common stock
  during 1991                 506,250    5,000                                    (3,000)                      2,000
 Issuance of common stock
  during 1992                  91,116    1,000      100,000                                                  101,000
 Conversion of
  mandatorily redeemable
  convertible preferred
  stock to common stock
  during 1993               6,353,568   63,000   12,496,000                                               12,559,000
 Issuance of common
  stock, net of issuance
  costs during 1993         3,022,000   30,000   35,669,000                                               35,699,000
 Issuance of common stock
  during 1994                  67,500    1,000        2,000                                                    3,000
 Comprehensive loss:
 Net loss for the period
  from inception
  (September 9, 1988)
  through December 31,
  1995                                                      $(46,607,000)    (46,607,000)                (46,607,000)
 Other comprehensive
  income (loss):
  Net unrealized gain on
   marketable securities
   during 1994 and 1995
   (Note 2)                                                       69,000                      69,000          69,000
                                                            ------------
   Comprehensive loss                                        (46,538,000)
                                                            ============
 Issuance of common
  stock, net of issuance
  costs during 1995         6,072,883   61,000   68,530,000                                               68,591,000
                           ---------- -------- ------------                -------------    --------    ------------
 Balance at December 31,
  1995                     16,282,067  163,000  116,797,000                  (46,611,000)     69,000      70,418,000
 Comprehensive loss:
 Net loss                                                    (23,484,000)    (23,484,000)                (23,484,000)
 Other comprehensive
  income (loss):
  Net unrealized loss on
   marketable securities
   (Note 2)                                                      (35,000)                    (35,000)        (35,000)
                                                            ------------
   Comprehensive loss                                        (23,519,000)
                                                            ============
 Issuance of common stock      75,978    1,000      441,000                                                  442,000
                           ---------- -------- ------------                -------------    --------    ------------
 Balance at December 31,
  1996                     16,358,045  164,000  117,238,000                  (70,095,000)     34,000      47,341,000
 Comprehensive loss:
 Net loss                                                    (17,525,000)    (17,525,000)                (17,525,000)
 Other comprehensive
  income (loss):
  Net unrealized loss on
   marketable securities
   (Note 2)                                                      (28,000)                    (28,000)        (28,000)
                                                            ------------
   Comprehensive loss                                        (17,553,000)
                                                            ============
 Issuance of common stock      34,851                92,000                                                   92,000
                           ---------- -------- ------------                -------------    --------    ------------
 Balance at December 31,
  1997                     16,392,896  164,000  117,330,000                  (87,620,000)      6,000      29,880,000
 Comprehensive loss:
 Net loss                                                    (13,185,000)    (13,185,000)                (13,185,000)
 Other comprehensive
  income (loss):
  Net unrealized loss on
   marketable securities
   (Note 2)                                                       (1,000)                     (1,000)         (1,000)
                                                            ------------
   Comprehensive loss                                       $(13,186,000)
                                                            ============
 Issuance of common stock     156,099    2,000      221,000                                                  223,000
                           ---------- -------- ------------                -------------    --------    ------------
 Balance at December 31,
  1998                     16,548,995 $166,000 $117,551,000                $(100,805,000)   $  5,000    $(16,917,000)
                           ========== ======== ============                =============    ========    ============

   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Cash Flows

                                                                         Period from
Increase (Decrease) in                                                    inception
Cash and Cash Equivalents     For the year ended December 31,        (September 9, 1988)
Cash flows from operating                                                  through
activities:                    1996          1997          1998       December 31, 1998
 Net loss                  $(23,484,000) $(17,525,000) $(13,185,000)    $(100,801,000)
 Adjustments to reconcile
 net loss to net cash
 used by operating
 activities:
 Interest expense related
 to demand notes
 converted into
 mandatorily redeemable
 convertible preferred
 stock                              --            --            --             48,000
 Patent costs paid with
 junior convertible
 preferred and common
 stock                              --            --            --              3,000
 Depreciation and
  amortization                  961,000       960,000       567,000         4,153,000
 Loss on sale/disposal of
  fixed assets                      --        604,000         2,000           606,000
 Decrease in patent costs           --            --            --            563,000
 (Increase) decrease in
  interest receivable            19,000       (99,000)      163,000           (77,000)
 (Increase) decrease in
  prepaid expenses and
  other current assets         (324,000)      353,000        14,000          (129,000)
 Increase (decrease) in
  accounts payable            2,053,000    (2,521,000)      201,000           677,000
 Increase (decrease) in
  accrued expenses              194,000      (118,000)     (125,000)          539,000
                           ------------  ------------  ------------     -------------
  Net cash used by
   operating activities     (20,581,000)  (18,346,000)  (12,363,000)      (94,418,000)
                           ------------  ------------  ------------     -------------
Cash flows from investing
 activities:
 Purchase of available-
  for-sale marketable
  securities                (44,563,000)  (30,592,000)  (23,878,000)     (257,404,000)
 Proceeds from
 sale/maturity of
 available-for-sale
 marketable securities       43,016,000    57,250,000    27,342,000       233,671,000
 Proceeds from maturity
  of held-to-maturity
  marketable securities             --            --            --         11,011,000
 Proceeds from sale of
  equipment                         --         64,000         1,000            65,000
 Purchases of fixed
  assets                     (1,280,000)     (203,000)      (48,000)       (5,237,000)
 Increase in patent costs           --            --            --           (563,000)
 Increase in other assets           --            --        (24,000)         (179,000)
                           ------------  ------------  ------------     -------------
  Net cash provided
   (used) by investing
   activities                (2,827,000)   26,519,000     3,393,000       (18,636,000)
                           ------------  ------------  ------------     -------------
Cash flows from financing
 activities:
 Proceeds from sale-
  leaseback of fixed
  assets                      1,039,000           --            --          2,872,000
 Payments on obligations
  under capital leases         (728,000)     (864,000)     (285,000)       (2,679,000)
 Net proceeds from
  issuance of mandatorily
 redeemable convertible
  preferred stock                   --            --            --         10,011,000
 Proceeds from bridge
  notes                             --            --            --            300,000
 Proceeds from issuance
  of common stock               442,000        92,000       223,000       105,151,000
 Proceeds from issuance
  of convertible notes
  payable                           --            --            --          2,200,000
                           ------------  ------------  ------------     -------------
  Net cash provided
   (used) by financing
   activities                   753,000      (772,000)      (62,000)      117,855,000
                           ------------  ------------  ------------     -------------
  Net increase (decrease)
   in cash and cash
   equivalents              (22,655,000)    7,401,000    (9,032,000)        4,801,000
  Cash and cash
   equivalents at
   beginning of period       29,087,000     6,432,000    13,833,000               --
                           ------------  ------------  ------------     -------------
  Cash and cash
   equivalents at end of
   period                  $  6,432,000  $ 13,833,000  $  4,801,000     $   4,801,000
                           ============  ============  ============     =============

See Note 2 for supplemental disclosure of non-cash financing activities.

   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

1.Formation and Operations of the Company

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

2.Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities
  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in U.S. Government debt securities. These investments are subject to minimal credit and market risks. The Company specifically identifies securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities. At December 31, 1997 and 1998, the Company has classified all of its marketable securities as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity.

Fair Value of Financial Instruments
  At December 31, 1998, the Company's financial instruments consist of cash equivalents, marketable securities and interest receivable, accounts payable and accrued expenses. The carrying amount of these instruments approximate their fair values.

Fixed Assets
  Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method.

Contingent Stock Purchase Warrants
  The value of contingent stock purchase warrants issued by the Company in connection with clinical research agreements is determined on the date that the Company estimates that it is probable that such contingencies will be met. The fair value of the warrants on the measurement date is recorded as compensation expense. The Company periodically assesses whether it is probable and estimable that the compensation related to contingent warrants will be earned.

Revenue Recognition
  Revenue from research and development arrangements is recognized pursuant to the related agreements as work is performed or defined milestones are attained. Payments received under these arrangements prior to the completion of the related work or attainment of milestones are recorded as deferred revenue. Option

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

  fees representing payments to be made to the Company for a right to evaluate and negotiate the terms of a potential licensing arrangement are recognized as the options are granted as such fees are non-refundable and the Company has no further obligations.

Stock Compensation
  The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. The Company applies the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

Comprehensive Income
  The Company adopted SFAS No. 130, Reporting Comprehensive Income in 1998. SFAS No. 130 requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income." Comprehensive income is comprised of two components, net income and other comprehensive income. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position or results of operations.

Net Loss Per Share--Basic and Diluted
  In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. The standard replaces the presentation of primary earnings per share prescribed by APB No. 15, Earnings Per Share, with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997. The basic and diluted net loss per share under SFAS No. 128 is not different from the previous computation and presentation. Potential common shares from stock options and warrants are excluded from the computation of diluted net loss per share as their effect is antidilutive.

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

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


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

Supplemental Disclosure of Cash Flow Information
  The Company has paid interest of $74,000, $68,000 and $7,000 in 1996, 1997 and 1998, respectively, and $253,000 since inception. The Company has paid income taxes of $11,000 in 1996 and since inception.

3.Cash Equivalents and Marketable Securities

  The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1997 and 1998.

                                         December 31,
                                       1997        1998
   Money market                     $    71,000 $  924,000
   U.S. Government debt securities   12,391,000  2,441,000
                                    ----------- ----------
                                    $12,462,000 $3,365,000
                                    =========== ==========

  The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1997 and 1998 which are carried at fair market value:

                                                      Unrealized Unrealized  Amortized
                          Maturity term   Fair Value    gains      losses      cost
  December 31, 1997:
   U.S. Government debt
    securities          within 1 year     $10,935,000   $5,000    $(1,000)  $10,931,000
   U.S. Government debt
    securities          between 1-5 years   5,257,000    2,000        --      5,255,000
                                          -----------   ------    -------   -----------
                                          $16,192,000   $7,000    $(1,000)  $16,186,000
                                          ===========   ======    =======   ===========
  December 31, 1998:
   U.S. Government debt
    securities          within 1 year     $12,727,000   $6,000    $(1,000)  $12,722,000
                                          ===========   ======    =======   ===========

  All of the Company's marketable securities are classified as current at December 31, 1997 and 1998 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1997 and 1998 were not significant.

  Marketable securities which were purchased and sold in periods prior to adoption of SFAS No. 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


4.Fixed Assets

  Fixed assets consist of the following:

                                        Estimated
                                       useful life     December 31,
                                         (years)      1997       1998
   Laboratory equipment                    2-5     $1,359,000 $1,394,000
   Office equipment                        4-5        425,000    434,000
   Leasehold improvements                  5-7        461,000    461,000
                                                   ---------- ----------
                                                    2,245,000  2,289,000
   Less--accumulated depreciation and
    amortization                                    1,185,000  1,751,000
                                                   ---------- ----------
                                                   $1,060,000 $  538,000
                                                   ========== ==========

  Depreciation and amortization expense relating to fixed assets was $961,000, $960,000 and $567,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Assets held under capital leases consisted of $1,243,000 of laboratory equipment at December 31, 1997 and 1998. Accumulated amortization of these assets totaled $765,000 and $1,072,000 at December 31, 1997 and 1998, respectively. For the years ended December 31, 1996, 1997 and 1998, amortization expense charged to operations on assets held under capital lease obligations was $630,000, $552,000 and $307,000, respectively. In 1997, fixed assets totaling $2,931,000 were disposed of or sold, of which $1,642,000 were held under capital leases. Accumulated depreciation and amortization relating to these assets was $923,000 and $1,341,000, respectively. Proceeds totaling $64,000 and $1,000 were received upon the sale of certain equipment in 1997 and 1998, respectively.

5. Accrued Expenses

  Accrued expenses consist of the following:

                                                               December 31,
                                                               1997     1998
   Accrued employee costs                                    $289,000 $322,000
   Accrued professional                                       204,000  217,000
   Accrued restructuring                                      146,000      --
   Other                                                       25,000      --
                                                             -------- --------
                                                             $664,000 $539,000
                                                             ======== ========

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

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  The current research and development agreement terminates in June 2000. The agreement provides for automatic two-year renewal periods, subject to the Company's and BWH's mutual agreement annually, with respect to the budget for research to be performed and related minimum payments made to BWH for each following year. The Company has agreed to pay BWH minimum payments totaling $537,000 for the one-year period ending June 30, 1999. There is no guaranteed minimum payment for the one-year period ending June 30, 2000. This agreement also provides for payments to BWH for royalties on sales of related patented products by the Company, as well as for payments to BWH for a portion, as defined in the agreement, of any proceeds received by the Company in connection with the licensing of patented technology to, and royalty or milestone payments received from, third parties. Royalty payments to BWH begin upon the commercialization of the related products and will continue for the life of the underlying patent. For a period not to exceed three years after the first commercial sale of any product of the Company, the Company is required to make payments to BWH in each quarter only to the extent that the Company has a positive cash flow in such quarter with the balance deferred to the succeeding quarter. Deferred payments will be subject to interest. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

  In addition, certain expenses are paid by the Company for research conducted at BWH.

7.Income Taxes

  The components of deferred income tax benefit are as follows:

                                       Year ended December 31,
                                     1996         1997         1998
   Income tax benefit:
     Federal                     $  9,328,000  $ 7,809,000  $ 4,557,000
     State                          1,964,000    1,821,000    1,262,000
                                 ------------  -----------  -----------
                                   11,292,000    9,630,000    5,819,000
   Deferred tax asset valuation
    allowance                     (11,292,000)  (9,630,000)  (5,819,000)
                                 ------------  -----------  -----------
                                 $        --   $       --   $       --
                                 ============  ===========  ===========

  No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 1996, 1997 and 1998 to pre-tax loss is as follows:

                                              Year ended December 31,
                                            1996         1997         1998
  Loss at statutory rate                $  8,219,000  $ 6,134,000  $ 4,615,000
  Nondeductible research and
   development expenses                   (1,015,000)  (1,190,000)    (265,000)
  Federal and state research and
  development, orphan drug, and
  investment tax credits                   3,184,000    3,576,000      843,000
  State tax benefit, net of federal tax
   liability                                 991,000    1,009,000      735,000
  Stock option compensation                  136,000      126,000       22,000
  Utilization of net operating losses       (203,000)         --           --
  Other                                      (20,000)     (25,000)    (131,000)
                                        ------------  -----------  -----------
                                          11,292,000    9,630,000    5,819,000
  Benefit of loss not recognized,
  increase in valuation allowance        (11,292,000)  (9,630,000)  (5,819,000)
                                        ------------  -----------  -----------
                                        $        --   $       --   $       --
                                        ============  ===========  ===========

  Deferred tax assets are comprised of the following:

                                                          December 31,
                                                        1997          1998
  Research costs capitalized for tax purposes       $ 16,346,000  $ 21,087,000
  Research and development, orphan drug and
   investment tax credits                              9,905,000    10,749,000
  Loss carryforwards                                  15,561,000    15,792,000
  Net unrealized gain on investments available-for-
   sale                                                   (2,000)       (2,000)
  Other temporary differences                             79,000        82,000
                                                    ------------  ------------
  Gross deferred tax assets                           41,889,000    47,708,000
  Deferred tax asset valuation allowance             (41,889,000)  (47,708,000)
                                                    ------------  ------------
                                                    $        --   $        --
                                                    ============  ============

  The Company has provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. As the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expenses. Of the $47,708,000 valuation allowance at December 31, 1998, $618,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  At December 31, 1998, the Company had the following net operating loss, research and development, orphan drug and investment tax credit carryforwards available to reduce future tax liabilities, which expire as follows:

                                                      Research and development,
                                  Net operating       orphan drug and investment
         Year of expiration     loss carryforward      tax credit carryforwards
                2003                                         $    19,000
                2004                                              91,000
                2005                                             121,000
                2006                                             162,000
                2007                                             234,000
                2008                                             420,000
                2009               $    43,000                   960,000
                2010                                             728,000
                2011                                           3,895,000
                2012                38,859,000                 3,670,000
                2018                   578,000                   888,000
                                   -----------               -----------
                                   $39,480,000               $11,188,000
                                   ===========               ===========

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

8.Preferred Stock

  Upon the closing of the Company's initial public offering on January 27, 1993 each share of Series A, B and C convertible preferred stock automatically converted into three shares of common stock (Note 9). No dividends had been paid to the preferred stockholders.

  At December 31, 1998, the Company had authorized 5,000,000 shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

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

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


9.Stockholders' Equity and Common Stock

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

  As of December 31, 1998, the Company has reserved 3,560,194 shares of common stock for use in the Company's stock option plans and employee stock purchase plan (Note 10).

10.Stock Option and Employee Stock Purchase Plans

1988 Stock Option Plan
  The Company's 1988 Stock Option Plan (the "1988 Stock Option Plan"), as amended effective May 15, 1996, provided for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on behalf of the Company. The Compensation Committee (the "Committee"), appointed by the Board of Directors, is responsible for the administration of the 1988 Stock Option Plan. The Committee determined the term of each option, option price, number of shares for which each option was granted, whether restrictions were imposed on the shares subject to options and the rate at which each option becomes exercisable. During 1997, the Board of Directors increased the maximum number of shares of common stock of the Company reserved for issuance in accordance with the terms of the 1988 Stock Option Plan from 3,100,000 to 3,700,000.

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

  The 1988 Stock Option Plan expired on September 19, 1998.

1998 Stock Option Plan
  The Company's 1998 Stock Option Plan (the "1998 Stock Option Plan"), adopted by the shareholders on May 28, 1998, provides for the granting of incentive stock options and non-qualified stock options to employees, directors and other individuals performing services on behalf of the Company. The Committee is responsible for the administration of the 1998 Stock Option Plan. The Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The term of options granted under the 1998 Stock Option Plan cannot exceed ten

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

  years (five years for options granted to holders of more than 10% of the voting stock of the Company). The maximum number of shares of common stock of the Company reserved for issuance in accordance with the terms of the 1998 Stock Option Plan is 1,300,000.

Director Stock Option Plan
  During 1993, the Company's Board of Directors approved a stock option plan for non-employee directors (the "Director Option Plan"). This plan was approved by the Company's shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director shall receive an option to purchase 25,000 shares of common stock and will receive options to purchase an additional 6,500 shares of common stock every year thereafter if the individual remains a member of the Board of Directors. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993. An option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 129,500 shares of common stock have been granted under this plan. A maximum of 300,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this amended plan.

  A summary of option activity under the Stock Option Plans and the Director Option Plan for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                              Weighted average
                                                    Shares     exercise price
   Outstanding at December 31, 1995                2,167,636       $ 4.24
     Granted (weighted average fair value $5.90)     264,800        10.41
     Exercised                                       (45,100)        4.52
     Cancelled                                       (30,825)        8.75
                                                  ----------
   Outstanding at December 31, 1996                2,356,511         4.87
     Granted (weighted average fair value $2.97)   1,218,608         5.19
     Exercised                                       (31,198)        2.72
     Cancelled                                    (1,479,356)        9.47
                                                  ----------
   Outstanding at December 31, 1997                2,064,565         1.85
     Granted (weighted average fair value $1.51)     187,800         2.77
     Exercised                                      (129,688)        1.39
     Cancelled                                      (184,643)        3.27
                                                  ----------
   Outstanding at December 31, 1998                1,938,034         1.83
                                                  ==========
   Options exercisable at year end                 1,326,530       $ 1.56
                                                  ==========

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  As of December 31, 1996 and 1997, 1,214,336 and 1,203,539 options were exercisable, respectively, under the 1988 Stock Option Plan and Director Option Plan.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                 Options outstanding                Options exercisable
                     ------------------------------------------- --------------------------
                                     Weighted
                                     average         Weighted                   Weighted
     Range of          Number       remaining        average       Number       average
   exercise prices   outstanding contractual life exercise price Exercisable exercise price
        $  .03          293,500     2.2 years         $ .03         293,500      $ .03
   $1.33-$ 2.00       1,319,798     5.8 years          1.61         939,194       1.50
   $2.06-$ 3.06         228,000       9 years          2.74          15,675       2.64
   $5.25-$ 7.75          39,736     5.8 years          5.89          38,411       5.84
   $8.13-$10.88          57,000     6.3 years          9.75          39,750       9.52
                      ---------                                   ---------
                      1,938,034                                   1,326,530
                      =========                                   =========

Employee Stock Purchase Plan
  On July 20, 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in any year). At December 31, 1998, 158,160 shares of common stock were reserved for purchases under the Purchase Plan. During 1997 and 1998, 3,653 and 26,411 shares were purchased under the Purchase Plan at an average price of $2.12 and $1.59 per share, respectively.

Stock-Based Compensation
  The Company accounts for stock-based compensation using the intrinsic based method prescribed in APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans and employee stock purchase plan. Had compensation cost been determined based on the fair value at the grant dates for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                         Years ended December 31,
                                      1996          1997          1998
   Net loss:
     As reported                  $(23,484,000) $(17,525,000) $(13,185,000)
     Pro forma                     (24,540,000)  (18,059,000)  (13,989,000)
   Net loss per share--basic and
    diluted:
     As reported                  $      (1.44) $      (1.07) $      (0.80)
     Pro forma                           (1.51)        (1.10)        (0.85)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998: no dividend yield for all years; expected volatility of 65%, 65% and 62%, respectively; risk free interest rates ranging from 4.9% to 7.4% and a weighted average expected option term ranging from 3 to 6.5 years for

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

  options granted during all years. Because additional option grants are expected to be made each year, the pro forma impact on the three years ended December 31, 1998 is not representative of the pro forma effects which may be expected in future years.

11.Accumulated Other Comprehensive Income

  In the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income and unrealized gains and losses on available-for-sale securities.

  Net unrealized loss on marketable securities is comprised of the following:

                                 For the period
                                January 1, 1994
                              through December 31,
                                      1995           1996      1997     1998
  Unrealized holding gain
   (loss) arising during the
   period                           $69,000        $(13,000) $ (6,000) $ 5,000
  Reclassification adjustment
   for (gain) loss included
   in net income                        --          (22,000)  (22,000)  (6,000)
                                    -------        --------  --------  -------
  Net unrealized gain (loss)
   on marketable securities         $69,000        $(35,000) $(28,000) $(1,000)
                                    =======        ========  ========  =======

12.Employee Savings Plan

  In 1993, the Company initiated an employee savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to substantially all employees. The Company has made no contributions to the 401(k) Plan since inception.

13.Restructuring Costs

  In the second quarter of 1997, the Company recorded $3,307,000 of restructuring costs as a result of a corporate downsizing. This charge consisted of severance costs of $1,009,000 for 53 employees; lease costs of $1,510,000; equipment disposal and write-offs of $531,000; and the termination of certain contractual requirements of $257,000. During the third quarter of 1997, this estimated charge was adjusted to $2,251,000 to reflect the sublease of 22,000 square feet of space and actual costs incurred. The adjusted charge consists of severance costs of $1,138,000 for 53 employees; lease costs of $261,000; equipment disposal and write-offs of $599,000; and the termination of certain contractual requirements of $253,000. As of December 31, 1998, all restructuring costs had been paid.

14.Commitments and Contingencies

Clinical Research Agreement
  The Company entered into an agreement with CATO Research ("CATO"), effective June 1993, to have a clinical investigational study performed on the Company's multiple sclerosis product. The agreement allowed for termination by either the Company or CATO, upon prior written notice. In 1997, the Company

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

  terminated the agreement, therefore CATO was entitled to a termination fee totaling $257,000. Additionally, CATO was granted a warrant to purchase 30,000 shares of common stock of the Company at $10.50 per share which expires in June 2003. In 1998, the warrant to purchase 10,000 shares became exercisable upon the achievement of a specific milestone. The value ascribed to these shares was not significant. Given the uncertainty surrounding the achievement of the final milestone, the estimated fair value of the remaining contingent stock purchase warrants to purchase 20,000 shares of common stock of the Company cannot be reasonably determined at December 31, 1998.

License Agreements
  In December 1994, the Company entered into a license agreement with Eli Lilly and Company ("Lilly"). Under the agreement, Lilly provided support for clinical testing of the Company's autoimmune mediated (Type 1) diabetes product in exchange for certain worldwide license rights for the manufacture, distribution and sale of the related products. This agreement was terminated in the first quarter of 1999 as a result of Lilly's failure to make a required milestone payment. Lilly is obligated to complete the trials now underway and to provide the Company with full access to the data therefrom, including the right to use the data for any purpose. The Company has regained all rights to the product.

Leases
  The Company leases its facilities under an operating lease which runs through November 1999 and includes renewal clauses. The operating lease for facilities provides for monthly rental payments and estimated monthly operating charges which cover building maintenance costs and real estate taxes. On November 1, 1997, the Company exercised its option to sublease 22,000 square feet of the 33,000 square feet total through the end of the lease term. In 1997 and 1998, the Company received rent payments from the subtenant totaling $52,000 and $211,000, respectively. Effective October 1, 1998, the sublease agreement was terminated and concurrently, the Company's operating lease was amended to include only the approximately 11,000 square feet occupied by the Company.

  Total rent expense was $421,000, $507,000 and $149,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Future minimum lease commitments due under the non-cancelable operating lease, which expires in November 1999, total $161,000.

  During 1997, the Company disposed of equipment under various leases entered into prior to 1997 and combined the remaining assets from those various leases into one lease agreement. The term for the combined lease under the agreement is twenty-four months and bears interest at a rate determined on the lease date. Future minimum lease commitments due under the non-cancelable capital lease obligation, which expires in 1999, total $194,000, of which $1,000 represents interest. The Company is required to meet certain financial covenants during the lease term. If the Company violates any of the covenants the lessor may require additional cash collateral, not to exceed the amount of the remaining balance.