Form 10-Q
period 1999-03-31
AUTOIMMUNE INC
filed 1999-05-11
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR THE QUARTER ENDED MARCH 31, 1999         COMMISSION FILE NO.  0-20948
                                                                  -------

                                AUTOIMMUNE INC.
            (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                    13-348-9062
     (State of Incorporation)              (I.R.S. Employer Identification No.)



                    128 SPRING STREET, LEXINGTON, MA  02421
                   (Address of Principal Executive Offices)


                                (781) 860-0710
               (Registrant's Telephone No., including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X              No _____
              -----


 Number of shares outstanding of the registrant's Common Stock as of April 30,
                                     1999:

     Common Stock, par value $.01                16,555,949 shares outstanding

                                AUTOIMMUNE INC.

                         QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                 Page Number
Item 1 - Financial Statements

          Balance Sheet
             December 31, 1998 and March 31, 1999...........................................        2

          Statement of Operations
             for the three months ended March 31, 1998 and 1999 and for the period
             from inception (September 9, 1988) through March 31, 1999......................        3

          Statement of Cash Flows
             for the three months ended March 31, 1998 and 1999
             and for the period from inception (September 9, 1988)
             through March 31, 1999.........................................................        4

          Notes to the Unaudited Financial Statements.......................................        5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................................        7


PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K.............................................................        9

Signatures..................................................................................       10

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                       DECEMBER 31,              MARCH 31,
                                                                           1998                     1999
                                                                      --------------           --------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $   4,801,000            $   5,734,000
   Marketable securities                                                 12,727,000                8,537,000
   Interest receivable                                                       77,000                   70,000
   Prepaid expenses and other current assets                                129,000                  160,000
                                                                      --------------           --------------

          Total current assets                                           17,734,000               14,501,000

Fixed assets, net                                                           538,000                  457,000
Other assets                                                                 54,000                   54,000
                                                                      --------------           --------------

                                                                      $  18,326,000            $  15,012,000
                                                                      ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $     677,000            $     975,000
   Accrued expenses                                                         539,000                  448,000
   Current portion of obligations under capital leases                      193,000                  121,000
                                                                      --------------           --------------

          Total current liabilities                                       1,409,000                1,544,000
                                                                      --------------           --------------

Obligations under capital leases                                                  -                        -
                                                                      --------------           --------------

Commitments and contingencies
                                                                      --------------           --------------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
    authorized; 16,548,995 and 16,555,949 shares issued and
    outstanding at December 31, 1998 and March 31, 1999,
    respectively                                                            166,000                  166,000
   Additional paid-in capital                                           117,551,000              117,564,000
   Deficit accumulated during the development stage                    (100,805,000)            (104,262,000)
   Valuation allowance for marketable securities                              5,000                        -
                                                                      --------------           --------------

          Total stockholders' equity                                     16,917,000               13,468,000
                                                                      --------------           --------------

                                                                      $  18,326,000            $  15,012,000
                                                                      ==============           ==============

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                                 PERIOD FROM
                                                                                                  INCEPTION
                                                       THREE MONTHS ENDED                    (SEPTEMBER 9, 1988)
                                               MARCH 31,                MARCH 31,                  THROUGH
                                                 1998                     1999                 MARCH 31, 1999
                                             -------------            -------------            --------------
Revenue:
  Option fees                                $          -             $          -             $   2,200,000
  Research and development
    revenue under collaborative
    agreements                                          -                        -                   955,000
                                             -------------            -------------            --------------

       Total revenue                                    -                        -                 3,155,000
                                             -------------            -------------            --------------

Costs and expenses:
  Research and development:
    Related party                                 317,000                  384,000                18,546,000
    All other                                   2,544,000                2,790,000                85,896,000
  General and administrative                      441,000                  491,000                13,730,000
                                             -------------            -------------            --------------

       Total costs and expenses                 3,302,000                3,665,000               118,172,000
                                             -------------            -------------            --------------

Interest income                                   456,000                  209,000                11,061,000
Interest expense                                   (2,000)                  (1,000)                 (302,000)
                                             -------------            -------------            --------------

                                                  454,000                  208,000                10,759,000
                                             -------------            -------------            --------------

       Net Loss                              $ (2,848,000)            $ (3,457,000)            $(104,258,000)
                                             =============            =============            ==============


Net loss per share - basic
  and diluted                                $      (0.17)            $      (0.21)
                                             =============            =============
Weighted average shares
  outstanding - basic and diluted              16,417,461               16,555,640
                                             =============            =============

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                                PERIOD FROM
                                                                                                                 INCEPTION
                                                                                                          (SEPTEMBER 9, 1988)
                                                                      THREE MONTHS ENDED                       THROUGH
                                                              MARCH 31, 1998       MARCH 31, 1999              MARCH 31, 1999
                                                            ----------------       --------------         -------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (2,848,000)           $ (3,457,000)          $ (104,258,000)
Adjustment to reconcile net loss to net cash
  used by operating activities:
   Interest expense related to demand notes
     converted into Series A mandatorily
     redeemable covertible preferred stock                              -                       -                   48,000
   Patent costs paid with junior convertible
     preferred and common stock                                         -                       -                    3,000
   Depreciation and amortization                                  152,000                 132,000                4,285,000
   (Gain)/loss and sale/disposal of fixed assets                        -                  (5,000)                 601,000
   Decrease in capitalized patent costs                                 -                       -                  563,000
   (Increase) decrease in interest receivable                     100,000                   7,000                  (70,000)
   (Increase) decrease in prepaid expenses and other
     current expenses                                            (241,000)                (31,000)                (160,000)
   Increase in accounts payable                                   418,000                 298,000                  975,000
   Increase (decrease) in accrued expenses                       (138,000)                (91,000)                 448,000
                                                            --------------           -------------          ---------------

          Net cash used by operating activities                (2,557,000)             (3,147,000)             (97,565,000)
                                                            --------------           -------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale marketable securities          (11,342,000)             (3,303,000)            (260,707,000)
Proceeds from sale/maturity of available-for-sale
  marketable securities                                         5,609,000               7,488,000              241,159,000
Proceeds from maturity of held-to-maturity
  marketable securities                                                 -                       -               11,011,000
Proceeds from sale of equipment                                         -                   5,000                   70,000
Purchase of fixed assets                                                -                 (51,000)              (5,288,000)
Increase in patent costs                                                -                       -                 (563,000)
Increase in other assets                                          (24,000)                      -                 (179,000)
                                                            --------------           -------------          ---------------

          Net cash provided (used) by investing activities      (5,757,000)             4,139,000              (14,497,000)
                                                            --------------           -------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback of fixed assets                             -                      -                2,872,000
Payments on obligations under capital leases                       (71,000)               (72,000)              (2,751,000)
Net proceeds from issuance of mandatorily redeemable
  convertible preferred stock                                            -                      -               10,011,000
Proceeds from bridge notes                                               -                      -                  300,000
Proceeds from issuance of common stock                             136,000                 13,000              105,164,000
Proceeds from issuance of convertible notes payable                      -                      -                2,200,000
                                                            --------------           -------------          ---------------

          Net cash provided (used) by financing activities          65,000                (59,000)             117,796,000
                                                            --------------           -------------          ---------------

Net increase (decrease) in cash and cash equivalents            (8,249,000)               933,000                5,734,000

Cash and cash equivalents, beginning of period                  13,833,000              4,801,000                        -
                                                            --------------           -------------          ---------------

Cash and cash equivalents, end of period                    $    5,584,000           $  5,734,000           $    5,734,000
                                                            ==============           =============          ===============

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL DATA

     The interim financial data as of March 31, 1999 and for the three month periods ended March 31, 1998 and 1999, and for the period from inception (September 9, 1988) through March 31, 1999 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1998 including in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.


2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1998 and March 31, 1999:

                                             DECEMBER 31,         MARCH 31,
                                                 1998               1999
                                             ------------        -----------
     Money market                            $   924,000         $   795,000
     U.S. Government debt securities           2,441,000           4,651,000
                                             -----------         -----------
                                             $ 3,365,000         $ 5,446,000
                                             ===========         ===========


The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1998 and March 31, 1999 which are carried at fair market value:

                           MATURITY              FAIR        UNREALIZED         UNREALIZED           AMORTIZED
                             TERM               VALUE          GAINS              LOSSES                COST
                         -------------       ------------    ----------         ----------          ------------
DECEMBER 31, 1998

U.S. Government
 debt securities         within 1 year       $ 12,727,000     $ 6,000           $ (1,000)           $ 12,722,000
                                             ============    ==========         ==========          ============


MARCH 31, 1999

U.S. Government
 debt securities         within 1 year       $  8,537,000     $     -           $      -            $  8,537,000
                                             ============    ==========         ==========          ============


All of the Company's marketable securities are classified as current at December 31, 1998 and March 31, 1999 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three month periods ended March 31, 1998 and March 31, 1999 were not significant.

Marketable securities which were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

                                AUTOIMMUNE INC

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


3.   FIXED ASSETS

     Fixed assets consist of the following:

                                                    ESTIMATED
                                                   USEFUL LIFE              DECEMBER 31,               MARCH 31,
                                                     (YEARS)                    1998                     1999
                                                  --------------           ---------------         --------------
     Laboratory equipment                             2 - 5                $ 1,394,000              $ 1,376,000
     Office and computer equipment                    4 - 5                    434,000                  434,000
     Leasehold improvements                           2 - 7                    461,000                  461,000
                                                                           ---------------         --------------

                                                                             2,289,000                2,271,000
     Less - accumulated depreciation and
       amortization                                                          1,751,000                1,814,000
                                                                           ---------------         --------------

                                                                           $   538,000              $   457,000
                                                                           ===============         ==============

     In the first quarter of 1999, a fixed asset with a cost of $70,000 and accumulated depreciation of $70,000 was sold for $5,000.

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                              DECEMBER 31,     MARCH 31,
                                                 1998            1999
                                              ------------     ---------
     Accrued employee costs                   $   322,000      $ 282,000
     Accrued professional fees                    217,000        166,000
                                              ------------     ---------

                                              $   539,000      $ 448,000
                                              ============     =========


5.   COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income and unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three month periods ended March 31, 1998 and 1999 was $2,851,000 and $3,462,000, respectively.

     Net unrealized loss on marketable securities is comprised of the following:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 1998                   1999
                                                               --------               --------
     Unrealized holding gain (loss) arising during
       the period                                              $ (1,000)              $ (2,000)
     Reclassification adjustment for (gain) loss
       included in net income                                    (2,000)                (3,000)
                                                               --------               --------

     Net unrealized gain (loss) on marketable securities       $ (3,000)              $ (5,000)
                                                               ========               ========

                                AUTOIMMUNE INC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Since its inception through March 31, 1999, the Company has incurred ongoing losses from operations and has cumulative losses as of March 31, 1999 totaling $104,258,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through March 31, 1999 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects to remain in the development stage for the foreseeable future and accordingly, expects to continue to incur substantial losses.

THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1999

Research and development expenses were $2,861,000 and $3,174,000 for the three month periods ended March 31, 1998 and 1999, respectively. The increase is due to increased research and clinical trial activity levels.

General and administrative expenses were $441,000 and $491,000 for the three month periods ended March 31, 1998 and 1999, respectively. The increase in general and administrative expenses is due primarily to increased personnel costs and corporate activity.

Net interest income was $454,000 and $208,000 for the three month periods ended March 31, 1998 and 1999, respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $2,848,000 and $3,457,000 for the three month periods ended March 31, 1998 and 1999, respectively. The change reflects an increase in personnel costs, research and clinical trial activity levels. The net loss per share increased from $0.17 for the three months ended March 31, 1998 to $0.21 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for funds have historically fluctuated from period to period as it has increased or decreased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

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

                                AUTOIMMUNE INC

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of March 31, 1999, the Company's cash and cash equivalents and marketable securities totaled $14,271,000. Current liabilities at March 31, 1999 were $1,544,000.

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

Impact of Year 2000. The Company's exposure to Year 2000 is limited by the nature of its operations. The Company is not electronically dependent on its vendors. Its software packages, other than its network and phone systems packages, are standard and the Company's hardware is already Year 2000 compliant or is scheduled to be upgraded before December 31, 1999. These upgrades to the Company's hardware systems would have occurred regardless of the Year 2000. In the worst case scenario, the Company could easily revert to using hard copies. This scenario would be more time consuming, but would not be expected to result in revenue losses or liability to third parties.

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


                                   AUTOIMMUNE INC.

Date: May 11, 1999                 /s/ Robert C. Bishop
                                   ----------------------------------------
                                   Robert C. Bishop
                                   President and Chief Executive Officer


                                   /s/ Heather A. Ellerkamp
                                   ----------------------------------------
                                   Heather A. Ellerkamp
                                   Director of Finance and Treasurer