Form 10-Q
period 1999-06-30
AUTOIMMUNE INC
filed 1999-08-10
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1999                 Commission File No. 0-20948
                                                                        -------


                                AUTOIMMUNE INC.
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                       13-348-9062
(State of Incorporation)                   (I.R.S. Employer Indentification No.)



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


               Number of shares outstanding of the registrant's
                       Common Stock as of July 31, 1999:

Common Stock, par value $.01                       16,657,872 shares outstanding

                                AUTOIMMUNE INC.

                          QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                      Page Number

Item 1--Financial Statements

        Balance Sheet
             December 31, 1998 and June 30, 1999...................      2

        Statement of Operations
             for the three months ended June 30, 1998 and 1999,
             the six months ended June 30, 1998 and 1999 and for
             the period from inception (September 9, 1988) through
             June 30, 1999.........................................      3

        Statement of Cash Flows
             for the six months ended June 30, 1998 and 1999 and
             for the period from inception (September 9, 1988)
             through June 30, 1999.................................      4

        Notes to the Unaudited Financial Statements................      5

Item 2--Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............      7


PART II--OTHER INFORMATION

Item 6(b)--Reports on Form 8-K.....................................     10

Signatures.........................................................     11

                                AUTOIMMUNE INC.
                         (A development stage company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                    December 31,     June 30,
                                                        1998           1999
                                                    ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                      $  4,801,000   $  9,671,000
     Marketable securities                            12,727,000      2,118,000
     Interest receivable                                  77,000              -
     Prepaid expenses and other current assets           129,000         83,000
                                                    ------------   ------------

          Total current assets                        17,734,000     11,872,000

Fixed assets, net                                        538,000        351,000
Other assets                                              54,000         54,000
                                                    ------------   ------------

                                                    $ 18,326,000   $ 12,277,000
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $    677,000   $  1,243,000
     Accrued expenses                                    539,000        492,000
     Current portion of obligations under
       capital leases                                    193,000         48,000
                                                    ------------   ------------

          Total current liabilities                    1,409,000      1,783,000
                                                    ------------   ------------

Obligations under capital leases                               -              -
                                                    ------------   ------------

Commitments and contingencies
                                                    ------------   ------------

Stockholders' equity:
     Common stock, $.01 par value; 25,000,000
       shares authorized; 16,548,995 and
       16,565,949 shares issued and outstanding
       at December 31, 1998 and June 30, 1999,
       respectively                                      166,000        166,000
     Additional paid-in capital                      117,551,000    117,565,000
     Deficit accumulated during the development
       stage                                        (100,805,000)  (107,237,000)
     Valuation allowance for marketable securities         5,000              -
                                                    ------------   ------------

          Total stockholders' equity                  16,917,000     10,494,000
                                                    ------------   ------------

                                                    $ 18,326,000   $ 12,277,000
                                                    ============   ============

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                        Period from
                                                                                                         inception
                                          Three months ended                Six months ended         (September 9, 1988)
                                      June 30,         June 30,         June 30,         June 30,         through
                                        1998             1999             1998             1999        June 30, 1999
                                     -----------      -----------      -----------     -----------     -------------
Revenue:
   Option fees                       $      -         $      -         $      -        $      -         $   2,200,000
   Research and development
     revenue under collaborative
     agreements                             -                -                -               -               955,000
                                     -----------      -----------      -----------     -----------      -------------
       Total revenues                       -                -                -               -             3,155,000
                                     -----------      -----------      -----------     -----------      -------------
Costs and expenses:
   Research and development:
       Related party                     284,000          297,000          601,000         681,000         18,843,000
       All other                       3,547,000        2,366,000        6,091,000       5,156,000         88,262,000
   General and administrative            400,000          444,000          841,000         935,000         14,174,000
                                     -----------      -----------      -----------     -----------      -------------
       Total costs and expenses        4,231,000        3,107,000        7,533,000       6,772,000        121,279,000
                                     -----------      -----------      -----------     -----------      -------------
Interest income                          352,000          132,000          808,000         341,000         11,193,000
Interest expense                          (2,000)            -              (4,000)         (1,000)          (302,000)
                                     -----------      -----------      -----------     -----------      -------------
                                         350,000          132,000          804,000         340,000         10,891,000
                                     -----------      -----------      -----------     -----------      -------------
Net loss                             $(3,881,000)     $(2,975,000)     $(6,729,000)    $(6,432,000)     $(107,233,000)
                                     ===========      ===========      ===========     ===========      =============
Net loss per share-basic
  and diluted                        $     (0.24)     $     (0.18)     $     (0.41)    $     (0.39)
                                     ===========      ===========      ===========     ===========
Weighted average common
  shares outstanding-basic
  and diluted                         16,493,986       16,557,268       16,455,935      16,556,458
                                     ===========      ===========      ===========     ===========


                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                                                                 Period from
                                                                                                  inception
                                                                                              (September 9, 1998)
                                                             Six months ended                      through
                                                        June 30, 1998    June 30, 1999           June 30, 1999
                                                        --------------   --------------          -------------
Cash flows from operating activities:
Net loss                                                  $ (6,729,000)     $  (6,432,000)        $(107,233,000)
Adjustment to reconcile net loss to net cash
 used by operating activities:
  Interest expense related to demand notes
   converted into Series A mandatorily
   redeemable convertible preferred stock                            -                  -                48,000
  Patent costs paid with junior convertible
   preferred and common stock                                        -                  -                 3,000
  Depreciation and amortization                                296,000            238,000             4,391,000
  Loss on sale/disposal of fixed assets                          2,000             (5,000)              601,000
  Decrease in capitalized patent costs                               -                  -               563,000
  (Increase) decrease in interest receivable                     7,000             77,000                     -
  (Increase) decrease in prepaid expenses                     (521,000)            46,000               (83,000)
  Increase in accounts payable                                 649,000            566,000             1,243,000
  Increase (decrease) in accrued expenses                     (172,000)           (47,000)              492,000
                                                          ------------      -------------         -------------
          Net cash used by operating activities             (6,468,000)        (5,557,000)          (99,975,000)
                                                          ------------      -------------         -------------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities       (11,256,000)        (4,343,000)         (261,747,000)
Proceeds from sale/maturity of available-for-sale
  marketable securities                                      9,726,000         14,947,000           248,618,000
Proceeds from maturity of held-to-maturity marketable
  securities                                                         -                  -            11,011,000
Proceeds from sale of equipment                                  1,000              5,000                70,000
Purchase of fixed assets                                       (48,000)           (51,000)           (5,288,000)
Increase in patent costs                                             -                  -              (563,000)
Increase in other assets                                       (24,000)                 -              (179,000)
                                                          ------------      -------------         -------------
          Net cash provided (used) by investing
           activities                                       (1,601,000)        10,558,000            (8,078,000)
                                                          ------------      -------------         -------------
Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                         -                  -             2,872,000
Payments on obligations under capital leases                  (143,000)          (145,000)           (2,824,000)
Net proceeds from issuance of mandatorily
redeemable convertible preferred stock                               -                  -            10,011,000
Proceeds from bridge notes                                           -                  -               300,000
Proceeds from issuance of common stock                         136,000             14,000           105,165,000
Proceeds from issuance of convertible notes payable                  -                  -             2,200,000
                                                          ------------      -------------         -------------
          Net cash provided (used) by financing
           activities                                           (7,000)          (131,000)          117,724,000
                                                          ------------      -------------         -------------
Net increase (decrease) in cash and cash equivalents        (8,076,000)         4,870,000             9,671,000

Cash and cash equivalents, beginning of period              13,833,000          4,801,000                     -
                                                          ------------      -------------         -------------
Cash and cash equivalents, end of period                  $  5,757,000      $   9,671,000         $   9,671,000
                                                          ============      =============         =============

                                AUTOIMMUNE INC.

                NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.    Interim Financial Data

      The interim financial data as of June 30, 1999, for the three month periods ended June 30, 1998 and 1999, for the six month periods ended June 30, 1998 and 1999, and for the period from inception (September 9, 1988) through June 30, 1999 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1998 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.    Cash Equivalents and Marketable Securities

      The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1998 and June 30, 1999:


                                                    December 31,           June 30,
                                                      1998                   1999
                                                   ------------          ----------
      Money market                                 $  924,000             $1,697,000
      U.S. Government debt securities               2,441,000              7,357,000
                                                   ----------             ----------
                                                   $3,365,000             $9,054,000
                                                   ==========             ==========

      The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1998 and June 30, 1999 which are carried at fair market value:



                                              Maturity            Fair          Unrealized       Unrealized        Amortized
                                               term               value           gains            losses            cost
                                             ---------       ------------     -------------    --------------     ------------
      December 31, 1998

      U.S. Government
       debt securities                      within 1 year     $12,727,000         $6,000          $(1,000)         $12,722,000
                                                              ===========         ======          =======          ===========

      June 30, 1999

      U.S. Government
       debt securities                      within 1 year     $ 2,118,000         $    -          $     -          $ 2,118,000
                                                              ===========         ======          =======          ===========

      All of the Company's marketable securities are classified as current at December 31, 1998 and June 30, 1999 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and six month periods ended June 30, 1998 and June 30, 1999 were not significant.

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

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

3.  Fixed Assets

    Fixed assets consist of the following:

                                                         Estimated
                                                        useful life          December 31,        June 30,
                                                          (years)               1998               1999
                                                         ---------            -----------       -----------
    Laboratory equipment                                   2-5                $ 1,394,000       $ 1,375,000
    Office and computer equipment                          4-5                    434,000           434,000
    Leasehold improvements                                 2-7                    461,000           461,000
                                                                              -----------       -----------
                                                                                2,289,000         2,270,000
    Less - accumulated depreciation and
      amortization                                                              1,751,000         1,919,000
                                                                              -----------       -----------
                                                                              $   538,000       $   351,000
                                                                              ===========       ===========

    In the first quarter of 1999, a fixed asset with a cost of $70,000 and accumulated depreciation of $70,000 was sold for $5,000.

4.  Accrued Expenses

    Accrued expenses consist of the following:

                                                                             December 31,        June 30,
                                                                                 1998               1999
                                                                             -----------       -----------
    Accrued employee costs                                                    $   322,000       $   337,000
    Accrued professional fees                                                     217,000           155,000
                                                                              -----------       -----------
                                                                              $   539,000       $   492,000
                                                                              ===========       ===========


5.  Comprehensive Income

    In the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income and unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three month periods ended June 30, 1998 and 1999 was $3,879,000 and $2,975,000, respectively. Comprehensive loss for the six month periods ended June 30, 1998 and 1999 was $6,730,000 and $6,437,000, respectively.

    Net unrealized loss on marketable securities is comprised of the following:

                                                              Three months ended                Six months ended
                                                                   June 30,                          June 30,
                                                            1998          1999                 1998           1999
                                                          -------        --------             --------       --------
    Unrealized holding gain (loss) arising during
        the period                                        $ 2,000        $  2,000             $  1,000       $   -
    Reclassification adjustment for (gain) loss
        included in net income                                -            (2,000)              (2,000)        (5,000)
                                                          -------        --------             --------       --------
    Net unrealized gain (loss) on marketable securities   $ 2,000        $    -               $ (1,000)      $ (5,000)
                                                          =======        ========             ========       ========


                                AUTOIMMUNE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through June 30, 1999, the Company has incurred ongoing losses from operations and has cumulative losses as of June 30, 1999 totaling $107,233,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 1999 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects to remain in the development stage for the foreseeable future and accordingly, expects to continue to incur substantial losses.

The sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Overview" and "Liquidity and Capital Resources" contain forward-looking statements which involve risks and uncertainties. What may occur in the future may differ significantly from what is discussed in the forward-looking statements due to a number of important factors, including, but not limited to, the developmental stage of the Company's products and uncertainties of clinical trial results and regulatory approval; the Company's capital requirements, history of operating losses and lack of product revenue and its limited manufacturing and marketing experience; and the risks of technological change and competition. These factors are more fully discussed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section captioned "Business--Factors to be Considered". The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report.

Three and Six Month Periods Ended June 30, 1998 and 1999

Research and development expenses were $3,831,000 and $2,663,000 for the three month periods ended June 30, 1998 and 1999, respectively. Research and development expenses were $6,692,000 and $5,837,000 for the six month periods ended June 30, 1998 and 1999, respectively. The decrease is due to the timing of clinical trial activity. The initial stage of the Phase III trial of Colloral was during the second quarter of 1998 and significant costs were incurred. During 1999, normalized levels of expenses relating to the Phase III trial were incurred as the trial activity was approaching its final stage.

General and administrative expenses were $400,000 and $444,000 for the three month periods ended June 30, 1998 and 1999, respectively. General and administrative expenses were $841,000 and $935,000 for the six month periods ended June 30, 1998 and 1999, respectively. The increase in general and administrative expenses is due primarily to increased corporate activity and personnel costs.

Net interest income was $350,000 and $132,000 for the three month periods ended June 30, 1998 and 1999, respectively. Net interest income was $804,000 and $340,000 for the six month periods ended June 30, 1998 and 1999, respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $3,881,000 and $2,975,000 for the three month periods ended June 30, 1998 and 1999, respectively. The net loss was $6,729,000 and $6,432,000 for the six month period ended June 30, 1998 and 1999 respectively. The change reflects the timing of clinical trial activity. The net loss per share decreased from $0.24 for the three months ended June 30, 1998 to $0.18 for the three months ended June 30, 1999. The net loss per share decreased from $0.41 for the six months ended June 30, 1998 to $0.39 for the six months ended June 30, 1999.

                                AUTOIMMUNE INC.


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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of June 30, 1999, the Company's cash and cash equivalents and marketable securities totaled $11,789,000. Current liabilities at June 30, 1999 were $1,783,000.

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

Manufacturing. The Company's internal bulk manufacturing process is a mechanical process. Neither the process nor the raw materials used in the process are expected to be affected by Year 2000 issues. The Company maintains data relating to its manufacturing processes on databases using standard software packages that are Year 2000 compliant. It also maintains all data in hard copy format. The Company has been upgrading its hardware systems used to maintain manufacturing data as system requirements have changed and these upgrades have included Year 2000 solutions. The Company anticipates that its hardware systems will be fully upgraded and Year 2000 compliant before December 31, 1999. The Company uses outside vendors to perform filing, labeling and distribution services in connection with its manufacturing process. The Company maintains data relating to such services both in hard copy format and on databases. The vendor that the Company anticipates using for these services has represented that it will be Year 2000 compliant before December 31, 1999. In any event, hard copy records can be used and will meet the Company's requirements.

Clinical Data and Analysis. The firm AutoImmune has contracted with to manage and analyze clinical data has represented to the Company that it is Year 2000 compliant. In addition, the data that the Company intends to submit to the FDA will be based on patient activity occurring prior to January 1, 2000 and is in a format that can be accessed with standard programs.

Financial. The Company has been upgrading its financial systems as its requirements have changed and these upgrades have included Year 2000 solutions. The final component is expected to be upgraded in the third quarter of 1999 and will be Year 2000 compliant. These upgrades would have occurred regardless of Year 2000 concerns.

                                AUTOIMMUNE INC.


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


PART II--OTHER INFORMATION

Item 6(b)--REPORTS ON FORM 8-K

                No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AUTOIMMUNE INC.


Date: August 10, 1999                 /s/ Robert C. Bishop
                                      ------------------------------------
                                      Robert C. Bishop
                                      Chairman and Chief Executive Officer

                                      /s/ Heather A. Ellerkamp
                                      ------------------------------------
                                      Heather A. Ellerkamp
                                      Director of Finance and Treasurer