Form 10-Q
period 1999-09-30
AUTOIMMUNE INC
filed 1999-11-05
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999          Commission File No. 0-20948
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


                   Yes       X              No _____________
                       -------------



Number of shares outstanding of the registrant's Common Stock as of October 31,
                                     1999:

Common Stock, par value $.01                      16,657,872 shares outstanding

                                AUTOIMMUNE INC.

                       QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION                                         Page Number
Item 1 - Financial Statements

         Balance Sheet
               December 31, 1998 and September 30, 1999..........          2

         Statement of Operations
               for the three months ended September 30, 1998
               and 1999, the nine months ended September 30,
               1998 and 1999 and for the period from inception
               (September 9, 1988) through September 30, 1999....          3

         Statement of Cash Flows
               for the nine months ended September 30, 1998
               and 1999 and for the period from inception
               (September 9, 1988) through September 30, 1999....          4

         Notes to the Unaudited Financial Statements.............          5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........          8

PART II- OTHER INFORMATION

Item 6(b) - Reports on Form 8-K..................................         11

Signatures.......................................................         12

                                AUTOIMMUNE INC.
                         (a development stage company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                                    December 31,     September 30,
                                                                        1998             1999
                                                                    ------------     -------------
ASSETS
Current assets:
     Cash and cash equivalents                                      $   4,801,000    $   8,273,000
     Marketable securities                                             12,727,000                -
     Interest receivable                                                   77,000                -
     Prepaid expenses and other current assets                            129,000           84,000
                                                                    -------------    -------------

          Total current assets                                         17,734,000        8,357,000

Fixed assets, net                                                         538,000                -
Other assets                                                               54,000           54,000
                                                                    -------------    -------------
                                                                    $  18,326,000    $   8,411,000
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $     677,000    $     469,000
     Accrued expenses                                                     539,000          160,000
     Current portion of obligations under capital leases                  193,000                -
                                                                    -------------    -------------

          Total current liabilities                                     1,409,000          629,000
                                                                    -------------    -------------

Obligations under capital leases                                                -                -
                                                                    -------------    -------------

Commitments and contingencies                                       -------------    -------------

Stockholders' equity:
     Common stock, $.01 par value; 25,000,000 shares
      authorized; 16,548,995 and 16,657,872 shares issued and
      outstanding at December 31, 1998 and September 30, 1999,
      respectively                                                        166,000          167,000
     Additional paid-in capital                                       117,551,000      117,714,000
     Deficit accumulated during the development stage                (100,805,000)    (110,099,000
     Valuation allowance for marketable securities                          5,000                -
                                                                    -------------    -------------
          Total stockholders' equity                                   16,917,000        7,782,000
                                                                    -------------    -------------
                                                                    $  18,326,000    $   8,411,000
                                                                    =============    =============

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                        Period from
                                                                                                         inception
                                    Three months ended                  Nine months ended            (September 9, 1988)
                                September 30,   September 30,     September 30,     September 30,         through
                                   1998            1999              1998              1999          September 30, 1999
                                -------------   -------------     -------------     -------------    ------------------
Revenue:
  Option fees                   $           -   $           -     $           -     $           -    $        2,200,000
  Research and development
   revenue under
   collaborative agreements                 -               -                 -                 -               955,000
                                -------------   -------------     -------------     -------------    ------------------
     Total revenues                         -               -                 -                 -             3,155,000
                                -------------   -------------     -------------     -------------    ------------------
Costs and expenses:
  Research and development:
     Related party                    384,000         260,000           984,000           941,000            19,103,000
     All other                      3,016,000       2,420,000         9,108,000         7,576,000            90,682,000
  General and administrative          447,000         332,000         1,288,000         1,267,000            14,506,000
                                -------------   -------------     -------------     -------------    ------------------
     Total costs and expenses       3,847,000       3,012,000        11,380,000         9,784,000           124,291,000
                                -------------   -------------     -------------     -------------    ------------------

Interest income                       258,000         151,000         1,066,000           492,000            11,344,000
Interest expense                       (2,000)         (1,000)           (6,000)           (2,000)             (303,000)
                                -------------   -------------     -------------     -------------    ------------------
                                      256,000         150,000         1,060,000           490,000            11,041,000
                                -------------   -------------     -------------     -------------    ------------------
Net loss                        $  (3,591,000)  $  (2,862,000)    $ (10,320,000)    $  (9,294,000)   $     (110,095,000)
                                =============   =============     =============     =============    ==================

Net loss per share-basic and
  diluted                       $       (0.22)  $       (0.17)    $       (0.63)    $       (0.56)
                                =============   =============     =============     =============
Weighted average common
  shares outstanding-basic
  and diluted                      16,504,773      16,639,338        16,472,392        16,584,389
                                =============   =============     =============     =============

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                                                                  Period from
                                                                                                   inception
                                                                                              (September 9, 1988)
                                                            Nine months ended                       through
                                                      September 30,       September 30,           September 30,
                                                         1998                1999                     1999
                                                      ------------        ------------        -------------------
Cash flows from operating activities:
Net loss                                              $(10,320,000)       $(9,294,000)        $     (110,095,000)
Adjustment to reconcile net loss to net cash
  used by operating activities:
     Interest expense related to demand notes
       converted into Series A mandatorily
       redeemable convertible preferred stock                   -                  -                      48,000
     Patent costs paid with junior
       convertible preferred and common stock                   -                  -                       3,000
     Depreciation and amortization                         435,000            311,000                  4,464,000
     Loss on sale/disposal of fixed assets                   2,000             36,000                    642,000
     Decrease in capitalized patent costs                       -                  -                     563,000
     Decrease in interest receivable                        93,000             77,000                         -
     (Increase) decrease in prepaid expenses              (387,000)            45,000                    (84,000)
     Increase (decrease) in accounts payable               365,000           (208,000)                   469,000
     Increase (decrease) in accrued expenses              (179,000)          (379,000)                   160,000
                                                      ------------        -----------         ------------------
          Net cash used by operating activities         (9,991,000)        (9,412,000)              (103,830,000)
                                                      ------------        -----------         ------------------

Cash flows from investing activities:
Purchase of available-for-sale marketable
  securities                                           (18,011,000)        (4,316,000)              (261,720,000)
Proceeds from sale/maturity of available-
  for-sale marketable securities                        24,091,000         17,038,000                250,709,000
Proceeds from maturity of held-to-maturity
  marketable securities                                         -                  -                  11,011,000
Proceeds from sale of equipment                              1,000            241,000                    306,000
Purchase of fixed assets                                   (48,000)           (51,000)                (5,288,000)
Increase in patent costs                                        -                  -                    (563,000)
Increase in other assets                                   (24,000)                -                    (179,000)
                                                      ------------        -----------         ------------------
          Net cash provided (used) by
            investing activities                         6,009,000         12,912,000                 (5,724,000)
                                                      ------------        -----------         ------------------

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                    -                  -                   2,872,000
Payments on obligations under capital leases              (214,000)          (193,000)                (2,872,000)
Net proceeds from issuance of mandatorily
  redeemable convertible preferred stock                        -                  -                  10,011,000
Proceeds from bridge notes                                      -                  -                     300,000
Proceeds from issuance of common stock                     223,000            165,000                105,316,000
Proceeds from issuance of convertible notes
  payable                                                       -                  -                   2,200,000
                                                      ------------        -----------         ------------------
          Net cash provided (used) by
            financing activities                             9,000            (28,000)               117,827,000
                                                      ------------        -----------         ------------------
Net increase (decrease) in cash and cash
  equivalents                                           (3,973,000)         3,472,000                  8,273,000
Cash and cash equivalents, beginning of
  period                                                13,833,000          4,801,000                         -
                                                      ------------        -----------         ------------------
Cash and cash equivalents, end of period              $  9,860,000        $ 8,273,000         $        8,273,000
                                                      ============        ===========         ==================

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.   Interim Financial Data

     The interim financial data as of September 30, 1999, for the three month periods ended September 30, 1998 and 1999, for the nine month periods ended September 30, 1998 and 1999, and for the period from inception (September 9, 1988) through September 30, 1999 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1998 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   Cash Equivalents and Marketable Securities

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1998 and September 30, 1999:

                                                   December 31,      September 30,
                                                      1998               1999
                                                ----------------   ----------------
     Money market                               $        924,000   $      4,156,000
     U.S. Government debt securities                   2,441,000          3,648,000
                                                ----------------   ---------------

                                                $      3,365,000   $      7,804,000
                                                ================   ================

     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1998 which are carried at fair market value:

                                       Maturity            Fair        Unrealized      Unrealized       Amortized
                                         term              Value          gains          losses            Cost
                                   ----------------   -------------   -------------   --------------   --------------
     December 31, 1998

     U.S. Government
       debt securities               within 1 year     $ 12,727,000      $  6,000       $  (1,000)      $ 12,722,000
                                                       ============   =============   ==============   ==============

     There are no marketable securities at September 30, 1999.

     All of the Company's marketable securities are classified as current at December 31, 1998 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 1998 and 1999 were not significant.

     Marketable securities which were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

                                AUTOIMMUNE INC

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


3.   Fixed Assets

     Fixed assets consist of the following:

                                              Estimated
                                             useful life    December 31,   September 30,
                                               (years)          1998           1999
                                             -----------    ------------   -------------
     Laboratory equipment                        2-5        $  1,394,000   $     160,000
     Office and computer equipment                -              434,000               -
     Leasehold improvements                       -              461,000               -
                                                            ------------   -------------
                                                               2,289,000         160,000
     Less-accumulated depreciation and
       amortization                                            1,751,000         160,000
                                                            ------------   -------------
                                                            $    538,000   $           -
                                                            ============   =============

     In the first quarter of 1999, a fixed asset with a cost of $70,000 and accumulated depreciation of $70,000 was sold for $5,000. In the third quarter of 1999, fixed assets with a total cost of $2,110,000 and accumulated depreciation of $1,833,000 were sold or disposed. The proceeds received for the fixed assets totaled $236,000.

4.   Accrued Expenses

     Accrued expenses consist of the following:
                                                  December 31,   September 30,
                                                     1998              1999
                                                  -----------    -------------
     Accrued employee costs                       $   322,000    $      68,000
     Accrued professional fees                        217,000           92,000
                                                  -----------    -------------
                                                  $   539,000    $     160,000
                                                  ===========    =============

5.   Comprehensive Income

     In the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income and unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three month periods ended September 30, 1998 and 1999 was $3,582,000 and $2,862,000, respectively.
     Comprehensive loss for the nine month periods ended September 30, 1998 and 1999 was $10,312,000 and $9,299,000, respectively.

     Net unrealized gain (loss) on marketable securities is comprised of the following:

                                                            Three months ended      Nine months ended
                                                              September 30,           September 30,
                                                              1998      1999         1998       1999
                                                            --------  --------     --------   --------
     Unrealized holding gain (loss) arising during
       the period                                           $ 10,000  $      -     $ 11,000  $       -
     Reclassification adjustment for (gain) loss
       included in net income                                 (1,000)        -       (3,000)    (5,000)
                                                            --------  --------     --------  ---------
     Net unrealized gain (loss) on marketable securities    $  9,000  $      -     $  8,000  $  (5,000)
                                                            ========  ========     ========  =========

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

6.   Restructuring Costs

     In the third quarter of 1999, the Company recorded $643,000 of restructuring costs after announcing disappointing results from the Phase III clinical trial of Colloral(R), its products for rheumatoid arthritis. These charges consist of severance charges of $602,000 for 18 employees and 4 temporary employees and a net loss on equipment disposal of $41,000. As of September 30, 1999 all of these restructuring costs had been paid.

                               AUTOIMMUNE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through September 30, 1999, the Company has incurred ongoing losses from operations and has cumulative losses as of September 30, 1999 totaling $110,095,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 1999 were earned in connection with contract research and the granting of certain short-term rights.

The Company expects to remain in the development stage for the foreseeable future and accordingly, expects to continue to incur losses.

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

Three and Nine Month Periods Ended September 30, 1998 and 1999

Research and development expenses were $3,400,000 and $2,680,000 for the three month periods ended September 30, 1998 and 1999, respectively. Research and development expenses were $10,092,000 and $8,517,000 for the nine month periods ended September 30, 1998 and 1999, respectively. The decrease is due to the timing of clinical trial activity partially offset by research and development restructuring charges of $601,000 recorded in the third quarter of 1999. Significant costs were incurred in the initial stage of the Phase III trial of Colloral(R) during the second quarter of 1998. During 1999, normalized levels of expenses relating to the Phase III trial were incurred as the trial activity was approaching its final stage.

General and administrative expenses were $447,000 and $332,000 for the three month periods ended September 30, 1998 and 1999, respectively. General and administrative expenses were $1,288,000 and $1,267,000 for the nine month periods ended September 30, 1998 and 1999, respectively. The decrease in general and administrative expenses is due primarily to the reduction of corporate activity expenses prior to the Phase III results, offset slightly by general and administrative restructuring charges of $42,000 recorded in the third quarter of 1999.

Net interest income was $256,000 and $150,000 for the three month periods ended September 30, 1998 and 1999, respectively. Net interest income was $1,060,000 and $490,000 for the nine month periods ended September 30, 1998 and 1999, respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $3,591,000 and $2,862,000 for the three month periods ended September 30, 1998 and 1999, respectively. The net loss was $10,320,000 and $9,294,000 for the nine month period ended September 30, 1998 and 1999, respectively. The change reflects the timing of clinical trial activity and total restructuring costs of $643,000 recorded in the third quarter of 1999.
The net loss per share decreased from $0.22 for the three months ended September 30, 1998 to $0.17 for the three months ended September 30, 1999. The net loss per share decreased from $0.63 for the nine months ended September 30, 1998 to $0.56 for the nine months ended September 30, 1999.

                                AUTOIMMUNE INC.

Restructuring Plan

In September 1999, the Company announced disappointing results from the Phase III trial of Colloral(R) and a restructuring plan to conserve resources while evaluating its strategic options.

The restructuring plan includes the minimization of future obligations, disposition of all research capital equipment and significant reduction in staffing levels. As of September 30, 1999, all but 4 of the 26 positions were eliminated and all research capital equipment was disposed. In addition, the facility lease was not renewed, all parties involved with the open label trials were notified of their termination, and all non-essential contracts relating to operations were terminated. The company recorded a charge during the third quarter of 1999 of $643,000 relating to employee severance costs and equipment dispositions.

Two additional full-time positions were eliminated during October 1999. It is anticipated that the two remaining positions will be transferred to part-time status during the fourth quarter of 1999 as the evaluation of strategic options continues. The Company expects to incur approximately $650,000 in severance costs to complete the restructuring plan.

The remaining capital equipment with an original cost of $160,000 and a net book value of $0 is equipment used to manufacture bulk Colloral. This equipment has been dismantled for storage pending final determination of the strategic direction with Colloral(R).

The ongoing expenses of the Company have been significantly reduced from previous periods.

Liquidity and Capital Resources

The Company's needs for funds have historically fluctuated from period to period as it has increased or decreased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

The Company's working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical companies and its competitive environment. The Company believes that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. At the appropriate time, the Company may intend to seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to modify its business strategy, and its business will be materially adversely affected.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of September 30, 1999, the Company's cash and cash equivalents and marketable securities totaled $8,273,000. Current liabilities at September 30, 1999 were $629,000.

Year 2000 Preparedness

The Company's management has completed another review of Year 2000 issues as a result of the restructuring plan announced during the third quarter of 1999 and continues to believe these issues will not have a material effect on the Company's business, results of operations or financial condition. The major functions of the Company that utilize(d) computers and could be susceptible to Year 2000 issues are manufacturing, clinical data and analysis, financial and general office. The scope of the Year 2000 issues as revised based on recent events for each of these functions is described below.

                                AUTOIMMUNE INC.

Manufacturing. All bulk manufacturing process equipment has been dismantled for storage. All data has been archived in hard copy format.

Clinical Data and Analysis. The Phase III clinical trial program for Colloral
(R) has been completed. The final study report has already been filed with the FDA. No further analysis of the data is expected at this time.

Financial. The system requirements for financial operations of the Company have been significantly reduced. Therefore, the systems have been transferred to a simplified program which is already Year 2000 compliant at an immaterial cost.

General Office. The Company's network and phone systems have been disposed.

Impact of Year 2000. The Company's exposure to Year 2000 is limited by its restructured nature of its operations. The Company is currently using Year 2000 compliant equipment, however, in the worst case scenario, the Company could easily revert to using hard copies.

                                AUTOIMMUNE INC.

PART II -    OTHER INFORMATION

Item 6(b) -  REPORTS ON FORM 8-K

         A Form 8-K was filed on September 2, 1999 concerning the results from the Company's Phase III trial of Colloral(R) for the treatment of rheumatoid arthritis. No other reports on Form 8-K have been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AUTOIMMUNE INC.

Date:  November 5, 1999                 /s/ Robert C. Bishop
                                        ----------------------------------------
                                        Robert C. Bishop
                                        Chairman and Chief Executive Officer




                                        /s/ Heather A. Ellerkamp
                                        ----------------------------------------
                                        Heather A. Ellerkamp
                                        Director of Finance and Treasurer