Form 10-K
period 1999-12-31
AUTOIMMUNE INC
filed 2000-03-30
CIK 879106

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On March 13, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $62,089,908.41. As of March 13, 2000, there were outstanding 16,759,622 shares of the registrant's Common Stock, $0.01 par value.

                      Documents Incorporated by Reference

  Portions of the Company's definitive Proxy Statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 1999 are incorporated by reference into Part III hereof as provided therein.

                                    PART I

Item 1. Business.

Overview

  AutoImmune Inc. (the "Company" or "AutoImmune") is a biopharmaceutical company developing a new class of therapeutics for the treatment of autoimmune and other cell-mediated inflammatory diseases and conditions. The Company believes, based on preclinical and clinical data, that its proprietary approach to therapy can induce tissue-specific immunosuppression without toxicity or significant side effects. Additional clinical and commercial advantages of this approach include the possibility of administering products orally (the preferred method of treating chronic diseases) and the potential for application to a variety of inflammatory diseases and conditions.

  All of the Company's products are based upon the principles of mucosal tolerance. When proteins are administered by a mucosal route (e.g., oral, nasal, or by aerosol to the lungs) the body's natural immune system mechanisms suppress the response that would otherwise arise against a foreign substance. This immune suppression can be directed toward a specific tissue through appropriate selection and dosing of the protein in a mucosally delivered product.

  AutoImmune believes it is the leading company developing therapeutics based upon the concepts of mucosal tolerance. The status of each of AutoImmune's principal products is as follows:

  Colloral(R)--AutoImmune has completed nine human clinical trials of Colloral involving over 1,900 patients to investigate its use in treating rheumatoid arthritis. The results of the Phase III trial were announced in September 1999. The drug was demonstrated to be very safe, but did not meet the primary endpoints specified in the protocol. Consistent with the data seen in previous trials, substantial improvements from baseline were noted in the Colloral treated group for each of the primary clinical efficacy measures. Unfortunately, the size of the placebo response was much greater than previously observed. AutoImmune subsequently ceased efforts to obtain approval of Colloral as a pharmaceutical product. The Company recently completed a market analysis of the opportunity for Colloral as a nutraceutical product. AutoImmune is currently seeking a marketing/distribution partner for Colloral to help realize this potential.

  AI 401--Under a non-exclusive license for research purposes only, Eli Lilly and Company ("Lilly") is supporting Phase II clinical trials to demonstrate human proof of principle for AI 401 in patients newly diagnosed with Type 1 diabetes. The results of these studies are expected to be made public during calendar year 2000. In addition, Lilly is providing AI 401 for the Diabetes Prevention Trial (DPT-1) being conducted by the National Institute for Health ("NIH"). The oral arm of this trial, which is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Patient enrollment in the oral arm of DPT-1 is approximately 50% complete.

  AI 502--In January 1997, the Company initiated a clinical trial of tolerizing peptides for the prevention of organ transplant rejection. The open label study was designed to assess the safety and immunological effects of oral peptides in laboratory measures of chronic transplant rejections. Preliminary analysis of the data revealed no safety issues related to administration of the peptides. Background variability in the laboratory measures made interpretation of efficacy results impossible. The final report on this trial should be available within the next four months. The Company has suspended development efforts on this product.

  AI 301--The development of AI 301 for the treatment of uveitis, an inflammatory disease of the eye, has been suspended as a result of difficulties encountered in producing the recombinant human protein.

  Products for Multiple Sclerosis--The Company has entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. ("Teva"). This agreement covers the development by Teva of an oral formulation of Copaxone(R) (glatiramer acetate), Teva's currently available injectable drug for multiple sclerosis. The new formulation would use the Company's proprietary technology for oral tolerance and entered efficacy trials for marketing approval during March 2000. The results of these trials are expected to be available early in calendar year 2002.

  Products for Myasthenia Gravis--The Company's agreement with Teva also covered an orally delivered formulation of a product to treat myasthenia gravis which was in preclinical research. Teva recently ceased all development efforts on this product.

  Products for Alzheimer's disease--In March, 2000, the Company entered into an agreement under which a subsidiary of Elan Plc purchased all of AutoImmune's rights to certain patent applications involving the treatment of Alzheimer's Disease. Under the terms of the deal, AutoImmune will receive up to $7 million in cash in a combination of upfront fees and contingent payments over the next three years. At the time the future payments are made, the subsidiary of Elan Plc will receive warrants to purchase up to 750,000 shares of AutoImmune common stock at the market price for AutoImmune shares when the warrants are issued.

  Autoimmune diseases represent a major worldwide health care problem in terms of the number of people affected. The Company believes that each of these products under development offers the potential for a therapeutic breakthrough.

  The Company was incorporated in Delaware in September 1988 as AutoImmune Technologies, Inc. The Company changed its name to AutoImmune Inc. in July 1991. The corporate mailing address of AutoImmune is 128 Spring Street, Lexington, Massachusetts 02421, and its telephone number is (781) 860-0710.

Strategy

  The Company's objective is to become a leading provider of therapeutic products to treat immune system disorders. The key elements of the Company's strategy include the following:

  Leveraging the Company's Technology Platform. The Company believes its technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. In addition to the development efforts on products described above, the Company continues to support research on other potential applications of its technology, with an initial focus on atherosclerosis. The Company has, and plans to continue to seek, licensing arrangements, joint ventures or other collaborative agreements to assist in financing the development and commercialization of its products. This strategy resulted in the Company's collaboration with Lilly for clinical testing of its products to treat autoimmune-mediated diabetes and the Company's agreement with Teva relating to the development of an oral formulation of Copaxone. It also resulted in the Company's agreement with Oragen Inc., under which AutoImmune received an equity position in OraGen for providing consulting services related to the development of products using mucosal tolerance for the treatment of certain sequelae of infectious diseases. More recently, it resulted in the Company's agreement with a subsidiary of Elan Plc relating to their purchase of all of AutoImmune's rights to certain patent applications involving the treatment of Alzheimer's Disease.

  The Company continues to develop the technology underlying mucosal tolerance therapy through research conducted primarily at The Brigham and Women's Hospital, a teaching hospital affiliated with Harvard Medical School. This research is designed to further the Company's understanding of the mechanisms of mucosal tolerance with the goal of increasing the effectiveness of the Company's products and exploring new therapeutic applications for this technology.

  Protecting the Company's Competitive Position. From its inception, the Company has sought to establish a strong proprietary position. As of December 31, 1999, the Company had pending 22 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 61 U.S. and foreign patents, including seven U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; three U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; four U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; four U.S. patents covering treatment of multiple sclerosis by oral administration of bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; two U.S. patents directed respectively to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; and one U.S. patent covering a method for preparing Type II collagen. The European and Japanese Patent Offices have each granted a patent to the Company covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but oppositions (proceedings challenging their validity) have been filed against these patents by a third party. The Japanese Patent Office has issued a decision adverse to the patent, but the Company has filed a response, and that decision is under review at present. A number of the pending U.S. patent applications which the Company owns or to which it has exclusive rights have been allowed and are expected to issue in the near future.

  In addition, the Company expects that Orphan Drug status may provide increased proprietary protection for certain of its products in the United States. The Company has received Orphan Drug status for Colloral for the treatment of juvenile rheumatoid arthritis. The Company also anticipates that the FDA will classify its pharmaceutical products as "biologics." If the Company's products are so classified, there is currently no provision for rapid approval of generic competitors after the expiration of any proprietary protection the Company receives.

  Minimizing Costly Infrastructure and Capital Investment. From its inception, the Company has sought to conserve its financial resources. The Company has historically made extensive use of external resources, such as clinical research organizations and consultants. Moving forward, the Company anticipates it will operate as a "virtual" company to the maximum extent possible by operating without office space and full time employees as it awaits the results of currently ongoing clinical trials and business development activities.

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

  While there are numerous cell-mediated autoimmune diseases, the Company at present is developing products for two: rheumatoid arthritis and Type 1 diabetes. Rheumatoid arthritis is a chronic disease in which the body's immune system attacks synovial tissue in joints, resulting in a progressive, painful inflammation of the joints, along with crippling deformation of the hands, feet, hips, knees and shoulders. In advanced phases of the disease, symptoms include severe pain, body disfiguration and loss of mobility. The autoimmune form of diabetes (Type I, also known as juvenile or insulin-dependent diabetes) is the result of the body's immune system destroying the insulin-producing islet cells in the pancreas. Although the administration of insulin controls the metabolic abnormalities of the disease, it does not always prevent major debilitating effects, which can include neural degeneration, chronic pain, arteriosclerosis, loss of limbs due to peripheral vascular disease, blindness and kidney failure. In its most severe form, diabetes can result in death.

  In addition, through the Company's agreement with Teva, mucosal tolerance therapy is being developed for multiple sclerosis. Multiple sclerosis is a neurologic disease which in its most severe from is relentlessly progressive and can result in complete disability within ten years.

  The Company has directed its efforts in these areas because each of these diseases and conditions is mediated by the T cells in the immune system, and thus is well suited to AutoImmune's mucosal tolerance approach. No completely satisfactory treatment currently exists for any of these conditions.

The Company's Technology

  AutoImmune's products are based upon the principles of mucosal tolerance. Mucosal tolerance utilizes the natural immune system mechanisms associated with the gut (the small intestine), nasal passages, lungs and other mucosally lined tissues. These mechanisms allow the body to accept ("tolerate") proteins (antigens) absorbed through the mucosal tissue without stimulating an immune response that would otherwise arise against a foreign substance. In a series of extensive research studies directed by Dr. Howard Weiner, who is one of the Company's principal scientific advisors, it was shown that, when properly activated, these mechanisms can be used to treat autoimmune disorders by selectively suppressing the immune system. This discovery forms the basis of the Company's products and patent claims. See "Patents and Proprietary Rights."

  The Company's method uses therapeutic substances--antigenic proteins or derivatives thereof found in organs attacked by each disease--which, for example, if delivered orally are disassembled in the gut by the normal digestive processes. Specific fragments of these substances (peptides) attach to antigen-presenting cells on the surface of the gut. The cells involved are those associated with Peyer's Patches, which are groupings of immune system cells surrounding the gut that have been reported to induce immune tolerance. This triggers the immune system to initiate a chain of events that results in the creation of regulatory T cells that migrate through the blood and lymph system to suppress or down-regulate the immune response at the targeted organ, thereby mitigating the disease. This suppression can be directed toward the tissue under attack in an autoimmune disease by appropriate selection and dosing of the protein in a mucosally-delivered product.

  AutoImmune has completed a wide range of human, animal and in vitro tests relating to the mucosal administration of its products in a variety of disease indications. The Company believes these experiments have demonstrated that selective immune system tolerance can be induced by mucosal administration of antigens, suppressing undesirable immune system attacks against healthy tissue without suppressing the entire immune system.

  AutoImmune's research has indicated that identification of the precise autoantigen for a disease may not be necessary to develop an effective treatment based on oral tolerance. Research has shown that mucosal tolerance induced by one organ-specific protein is capable of suppressing autoreactive T cells that are attacking a different protein in the same organ. The Company refers to this phenomenon as "bystander suppression," and has filed patents to protect its rights to this discovery. In particular, bystander suppression allows a mucosal tolerance treatment to be effective even if the autoantigen is not precisely identified or changes during the course of a disease (an effect known as "determinant spreading").

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

  The Company's approach offers a number of important clinical and commercial advantages:

  Adverse Reactions Unlikely. The Company believes that since the therapeutic substances it is developing are protein-based products taken in small quantities and stimulate natural functions, they are unlikely to cause adverse reactions. AutoImmune's human studies to date have shown a lack of both toxicity and significant side effects, which the Company believes may expedite the regulatory process.

  Tissue-Specific Immunosuppression. The Company's mucosal tolerance technique utilizes the immune system itself to generate natural immunosuppression in the specific tissue(s) attacked by a disease. It does not down-regulate the entire immune system.

  Oral Delivery. Several of AutoImmune's products are administered orally, the preferred method of treating chronic diseases. Other forms of immunotherapy which are being marketed or are known by the Company to be in development by competitors are likely to require chronic intravenous, sub-cutaneous or intra-muscular administration.

  Broad Application. The Company believes that, in addition to the diseases and conditions on which it has been working to date, its mucosal tolerance approach potentially could be applied to the treatment of a variety of other inflammatory diseases and other clinical conditions, including psoriasis and atherosclerosis.

Principal Products in Development

  AutoImmune has products in development for the treatment of rheumatoid arthritis and Type 1 diabetes. The chart set forth below describes the stage of development of each of the Company's principal products.


                       PRINCIPAL PRODUCTS IN DEVELOPMENT

   Product      Disease/Condition   Development Status
   -------      ------------------- ------------------------------------------------
   Colloral(R)  Rheumatoid          Phase III trial completed in the third quarter
                 Arthritis          of 1999; results did not meet primary endpoint
                                    specified in protocol. Currently seeking a
                                    marketing/distribution partner to help realize
                                    the value of this product in the nutraceutical
                                    market.

   AI 401       Type 1 diabetes     Phase II trials in progress


  Rheumatoid Arthritis. Colloral, AutoImmune's proprietary oral formulation of Type II collagen, recently completed a Phase III human clinical trial. This 772 patient study was designed as the final pivotal trial for regulatory approval as a pharmaceutical product. More than 1,200 patients had been involved in the five Phase II Colloral trials completed prior to the start of the Phase III. Integrated data analysis from the five Phase II trials showed that Colloral is significantly more efficacious than placebo, the optimum dose is 60 micrograms, and the safety profile is unsurpassed. The results of the Phase III trial, announced in September 1999, showed that despite substantial improvements from baseline noted in the Colloral treated group for each of the "core four" measures, the drug did not meet the primary endpoint specified in the protocol because of a very large placebo response. AutoImmune subsequently ceased efforts to obtain approval of Colloral as a pharmaceutical product. The Company recently completed a market analysis of the opportunity for Colloral as a nutraceutical product. AutoImmune is currently seeking a marketing/distribution partner for Colloral to help realize this potential.

  It is estimated that 1% of the worldwide population suffers from rheumatoid arthritis. In the United States, there are 2.1 million patients with rheumatoid arthritis, including more than 70,000 patients with JRA. There is no known cure, but several approaches are used in an attempt to alleviate two major symptoms of the disorder, pain and inflammation. A number of pain relievers are widely used, but most have undesirable side effects. Similarly, a wide variety of anti-inflammatory agents, ranging from aspirin to NSAIDs, are used with varying degrees of success. The NSAIDs used to alleviate pain and inflammation have undesirable gastrointestinal side effects that limit their use. None of the available NSAIDs work with consistent efficacy on all types of patients. Several companies are working on a new class of NSAIDs described as COX-2 inhibitors. These products, which began to enter the market in 1999, may alleviate some of the gastrointestinal side effects currently seen with traditional NSAIDS. Broad immunosuppressants are also used to treat rheumatoid arthritis but toxicity limits their use. A new product in this category is leflunomide, which can be characterized as methotrexate-like, but with an additional indication for slowing disease progression. Additionally, there are two biologic products, Enbrel and Remicade, recently approved by the FDA. Both products, which are injectables, are TNF (tumor necrosis factor) inhibitors.

  Type 1 Diabetes. In December 1994 the Company entered into a collaborative agreement with Lilly under which Lilly provided support for clinical testing of the Company's autoimmune-mediated (Type 1) diabetes product. This agreement was terminated in the first quarter of 1999 as a result of Lilly's failure to make a required milestone payment. Lilly is obligated to complete the trials now underway and to provide the Company with full access to the data therefrom, including the right to use such data for any purpose. Under a non-exclusive license for research purposes only, Lilly sponsored investigators have completed enrollment in three different Phase II clinical trials to demonstrate human proof of principle for AI 401. The U.S. study is a one-year, double-blind, placebo-controlled trial with 200+ patients, designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. The second Phase II trial involves approximately 150 patients and is being conducted in France. The third trial is in Italy with approximately 80 patients. The results of these trials are expected to be made public during calendar year 2000. In addition, Lilly is providing AI 401 for the Diabetes Prevention Trial (DPT-1) being conducted by the NIH. This trial, which began in September 1996 and is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Enrollment in DPT-1 is approximately 50% complete.

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

  Multiple Sclerosis. In the second quarter of 1997, the Company ceased independent efforts to develop a product for the treatment of multiple sclerosis and began evaluating opportunities to collaborate with third parties in the development of such a product. In this regard, the Company entered into an exclusive agreement with Teva. The agreement covers the development by Teva of an oral formulation of Copaxone(R) (glatiramer acetate), Teva's currently available injectable drug for multiple sclerosis. This oral formulation would use the Company's proprietary technology for oral tolerance and entered efficacy trials during March 2000. AutoImmune will receive up to $15 million in milestone payments upon product approvals, and escalating royalties on cumulative sales for all products covered by the agreement.

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

Additional Products and Research Programs

  The Company's additional research and development efforts are focused on two primary objectives.

  The first objective is the development of ways to enhance the therapeutic effect of the Company's existing products. One such approach under study by the Company is the creation of "fusion proteins" with interleukins which predispose the immune system toward the production of regulatory T cells. This method has been shown in animal studies to increase the effectiveness of mucosal tolerance therapy.

  The second objective is to expand its applications of mucosal tolerance therapy. The Company believes its mucosal tolerance approach may lead to treatments for cell-mediated inflammatory diseases including atherosclerosis and psoriasis.

Manufacturing

  All of the Company's pharmaceutical products for clinical and commercial use would have to be produced under controlled conditions and under current FDA Good Manufacturing Practices ("GMP"). To ensure compliance with GMP requirements, the Company will be required to obtain sufficient technical staff to oversee all production operations, including quality control, quality assurance, technical support and manufacturing management. To the extent the Company relies upon contract manufacturing arrangements, the Company will depend upon third parties to produce and deliver products in accordance with GMP.

  Currently, the Company is not producing any products for clinical or commerical use. If and when a partner is found to market Colloral as a nutraceutical product, the Company may rely upon a contract manufacturer. The Company placed all of the equipment used to produce Colloral for the clinic in storage.

Marketing and Sales

  In order to market any of its products directly, the Company must develop a marketing and sales organization. However, the Company may elect to enter into agreements with established companies with respect to the marketing of one or more of its products. Such agreements may be exclusive or non-exclusive and may provide for marketing rights worldwide or in specific markets.

Collaborative Research Agreements

  During the early stages of its development, the Company chose to operate through a variety of agreements with medical research institutions. AutoImmune's agreements with The Brigham and Women's Hospital and other leading medical research institutions, together with the advantages of the mucosal tolerance mechanism, have allowed the Company to conduct pilot human studies and demonstrate the potential utility of its technique in a number of diseases at a comparatively early stage of the Company's development.

  The Brigham and Women's Hospital. The Brigham and Women's Hospital, Inc. ("BWH"), a teaching hospital affiliated with Harvard Medical School, has been performing sponsored research for the Company since 1988. The current agreement extends until June 30, 2001 and is automatically renewed for successive two-year periods unless one year's prior written notice is given. The current research budget at BWH provides for expenditures by AutoImmune of approximately $314,000 during the twelve months ending June 30, 2000. Under certain circumstances, the Company may reduce its level of expenditures. The Company will own or have exclusive rights to all inventions, improvements and discoveries made at BWH and resulting from the research program, subject to certain rights retained by the U.S. government in any patentable invention conceived or first reduced to practice using federal funds. The Company will pay to BWH (i) a royalty on all products sold by the Company that are subject to a patent covering an invention developed under the research program or as to which rights were acquired by the Company from BWH, and (ii) a percentage of any upfront payments and/or royalties received by AutoImmune with respect to sales of such products by others. BWH may also receive a percentage of any milestone payments which the Company is entitled to receive from licensees or other transferees of such a patent after the first commercial sale of a product covered by a patent. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

  BWH is a shareholder of the Company. Both of the scientists who made the discoveries which led to the founding of AutoImmune are affiliated with BWH.

  National Eye Institute. The National Eye Institute ("NEI") was party to a CRADA with AutoImmune and BWH pursuant to which clinical trials of AutoImmune's uveitis product were conducted. The agreement expired June 30, 1996. The NEI is a co-owner with AutoImmune of a patent application directed to the use of oral tolerance to treat uveitis. The NEI has granted BWH an exclusive commercialization license for any and all products or processes developed pursuant to the CRADA (including the uveitis patent application) in exchange for one-half of any royalties with respect to uveitis products collected by BWH pursuant to its agreement with the Company. BWH has in turn granted the Company an exclusive commercialization license with respect to all such technology. The Company and NEI recently agreed to suspend development efforts on the Company's second generation product for uveitis, AI 301.

Patents and Proprietary Rights

  The establishment of a strong proprietary position is an important element of AutoImmune's strategy. As of December 31, 1999, the Company had pending 22 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 61 U.S. and foreign patents, including seven U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; three U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; four U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; four U.S. patents covering treatment of multiple sclerosis by oral administration of bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; two U.S. patents directed respectively to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; and one U.S. patent covering a method for preparing Type II collagen. The European and Japanese Patent Offices have each granted a patent to the Company covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but oppositions (proceedings challenging their validity) have been filed against these patents by a third party. The Japanese Patent Office has issued a decision adverse to the patent, but the Company has filed a response, and that decision is under review at present. A number of the pending U.S. patent applications which the Company owns or to which it has exclusive rights have been allowed and are expected to issue in the near future.

  The Company owns a patent application originally filed by BWH for the treatment of autoimmune diseases by oral administration of autoantigens, which includes a number of specific claims directed to the treatment of multiple sclerosis. The disclosure contained in this initial patent application has been significantly expanded in a chain of successor applications. There can be no assurance, however, that patents will be granted on these applications or that the Company will succeed in developing additional products that are patentable.

  The Company has applied for patents, or acquired rights to patent applications, covering oral or more broadly mucosal tolerance methods of treating or preventing other specific autoimmune diseases and related conditions, including uveitis, Type 1 diabetes, transplant rejection, Alzheimer's disease and vascular disease. It has filed applications that claim tolerization treatment of autoimmune diseases by inhalation of autoantigens in aerosol form, use of synergizing compounds to enhance the treatment of autoimmune disorders, specific peptides thought to be involved in multiple sclerosis, and bystander suppression, by which tolerance can be induced without identifying the specific antigen causing an autoimmune disease.

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

Competition

  The pharmaceutical and nutraceutical industries are highly competitive, and research on the causes of and possible treatments for autoimmune diseases is developing rapidly. The Company competes with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical and nutraceutical industries may be better equipped than the Company to develop and market products based on the application of new technologies to the treatment of autoimmune diseases. A significant amount of research in the field is also being conducted at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and may compete with the Company in recruiting highly qualified scientific personnel.

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

  AutoImmune believes that its pharmaceutical products under development will be classified by the FDA as "biologic products," while others may be classified as "drug products." As part of its regulatory strategy, the Company intends to direct some of its products into the Biologics Divisions of the FDA. While both biologics and drugs can qualify for Orphan Drug status, biologics, once approved, have no current provision for subsequent competitors to market generic versions. Each biologic, even if it has the same composition and is for the same indication, must undergo the entire development process in order for a competitive firm to obtain FDA approval.

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

Employees

  As of March 12, 2000, AutoImmune has no employees. Two former employees, the President and Director of Finance, are currently working for the Company as consultants.

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

  Developmental Stage of the Company's Products. The Company has not completed the development of any products. The Company's pharmaceutical products require significant additional clinical testing and/or investment prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. Positive results for a product in a clinical trial do not necessarily assure that future clinical trials will yield positive results or that the government will approve the commercialization of the product. Clinical trials may be terminated at any time for many reasons, including toxicity or a lack of efficacy based upon mid-trial examinations of clinical trial data or adverse event reporting. There can be no assurance that the Company will successfully develop any product or that the Company's products will prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. The Company also may encounter problems in clinical trials that will cause the Company to delay or suspend product development.

 History of Operating Losses; Lack of Product Revenues. From its inception in 1988 through December 31, 1999, the Company accumulated net losses of $111,466,000. The Company expects to incur losses as the Company continues its research and pursues the nutraceutical market, technology outlicensing and other opportunities. The Company's ability to achieve profitable operations depends on the Company successfully completing the development of its products, obtaining any required regulatory approvals and manufacturing and marketing its products. There can be no assurance that the Company will achieve profitable operations at any time.

  The Company's revenues to date have been earned in connection with collaborative agreements and the granting of short term rights. The Company has granted to Teva exclusive worldwide patent rights to the multiple sclerosis and myasthenia gravis applications of its technology. These rights were granted in return for payments if certain milestones are achieved and royalties based on sales, if any. In addition, the Company has sold to a subsidiary of Elan Plc all of AutoImmune's patent rights to the Alzheimer's application of its technology. Signing of this agreement triggered a $4,000,000 payment to the Company in March 2000 with contingent payments of up to $3 million due over the next three years. There can be no assurance that the Company will derive any revenues from the Teva agreement or any additional revenues from the sale of AutoImmune's patent rights to the Alzheimer's application of its technology. At present, there are no other agreements that entitle the Company to receive revenues.

  Additional Financing Requirements and Access to Capital. Since inception, the Company has raised net proceeds of $116,000,000 from the sale of equity securities in private placements and public stock offerings. The Company may require substantial funds to perform further research and development. Based upon its budget for calendar year 2000, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. Thereafter, or if the Company's operations change substantially, the Company may need to raise substantial additional capital to fund its operations, including clinical trials and commercialization efforts.

  The Company may intend to seek such additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity or otherwise modify its business strategy. Such a reduction would have material adverse effects on the Company.

  Dependence on Collaborative Agreements. One of the Company's historic objectives has been to enter into licensing agreements or joint ventures with established pharmaceutical companies for products to be sold in foreign markets or for products to treat diseases which involve large physician audiences and/or which are expected to have longer regulatory approval cycles. The Company has an agreement with Teva with respect to multiple sclerosis and myasthenia gravis products, and with Lilly for research on diabetes products. There can be no assurance that the Company will be able to negotiate other acceptable arrangements in the future, to the extent the Company desires to do so, or that such arrangements will be successful.

  The majority of the Company's basic research to date has been done through agreements with The Brigham and Women's Hospital and other medical research institutions. Between 1993 and 1999, the Company conducted some of its research and most of its development activities internally. Currently the Company has no employees engaged in research and product development. Therefore, the Company expects to continue to be dependent upon research performed under contract with The Brigham and Women's Hospital. If the Company is unable to maintain this relationship, the Company would be adversely affected and the Company's ability to commercialize future products may be delayed.

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

  Developing its own full-scale manufacturing facilities will require substantial additional funds. All pharmaceutical manufacturing facilities must comply with applicable regulations of the FDA. No assurance can be given that the Company's products will not require raw materials for which the sources and amount of supply are limited. An inability to obtain adequate supplies of such raw materials could significantly delay the development, regulatory approval and marketing of the Company's products.

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

  Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents and Orphan Drug protection, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent the Company's rights. The Company has received or has exclusive rights to 61 U.S. and foreign patents. The Company has filed and is actively pursuing numerous applications for additional U.S. and foreign patents, and is an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent Office or enforced by the federal courts. Thus, there can be no assurance that any patents issued to the Company will provide the Company with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede the ability of the Company to do business or that third parties will not be able to circumvent the Company's patents, that any of the Company's patent applications will result in the issuance of patents or that the Company will develop additional proprietary products that are patentable. Certain of the Company's foreign patents are currently subject to or under opposition, a proceeding which, if resolved adversely to the Company, can result in revocation of a patent or curtailment of its claim scope. See "Strategy--Protecting the Company's Competitive Position." There can be no assurance that the Company will prevail in such oppositions. Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of the Company's products, or, if patents are issued to the Company, design around the patented products developed by the Company. Although the Company has obtained Orphan Drug status in the United States for some of its products, it also must be the first to market an effective treatment for a particular disease in order to obtain the protections afforded to Orphan Drugs.

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

  Government Regulation. The Company's production and marketing of its pharmaceutical products and ongoing research and development activities are subject to regulation by numerous government authorities in the United States and other countries. Prior to marketing, any pharmaceutical product developed by the Company must undergo rigorous preclinical testing and clinical trials, as well as an extensive regulatory approval process mandated by the FDA and foreign regulatory agencies. These processes can take many years and require the expenditure of substantial resources. The Company has limited experience in conducting and managing the preclinical and clinical trials necessary to obtain government approvals. Delays in obtaining regulatory approvals would adversely affect the marketing of the Company's products and its ability to receive product revenues or royalties. There can be no assurance that the Company will be able to obtain the clearances and approvals necessary for the clinical testing or manufacturing and marketing of its products. Existing or additional government regulation could prevent or delay regulatory approval of the Company's products or affect the pricing or marketing of such products.

Item 2. Properties.

  The lease for the principal offices of the Company in Lexington, Massachusetts expired in November 1999 and was not renewed. The Company is currently operating in a virtual mode utilizing the personal office spaces of the President and the Director of Finance, however, it maintains the Lexington address for corporate mailing purposes.

Item 3. Legal Proceedings.

  The Company is not a party to any litigation or legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol AIMM. The following table shows the quarterly high and low closing price on Nasdaq for a share of the Company's common stock for the fiscal years ended December 31, 1998 and 1999.

                                      Price range
                                       of common
                                         stock
                                      -----------
                                      High   Low
                                      ----- -----
Fiscal year ending December 31, 1998
  First quarter                       $3.44 $2.25
  Second quarter                      $3.06 $2.31
  Third quarter                       $2.62 $1.62
  Fourth quarter                      $2.56 $1.56
Fiscal year ending December 31, 1999
  First quarter                       $2.50 $1.94
  Second quarter                      $2.44 $1.94
  Third quarter                       $4.00 $0.56
  Fourth quarter                      $1.19 $0.41

  As of March 7, 2000, there were 229 record holders and approximately 9,690 total shareholders of the Company's Common Stock.

  AutoImmune has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, and therefore does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

Item 6. Selected Financial Data.

  The selected financial data set forth below are derived from financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The balance sheet at December 31, 1998 and 1999 and the related statements of operations and of cash flows for the three years ended December 31, 1999 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Form 10-K.

                                          For the year ended December 31,
                         ----------------------------------------------------------------------
                             1995          1996          1997          1998           1999
                         ------------  ------------  ------------  -------------  -------------
Statement of Operations
 Data:
Revenue:
 Option fees............ $  1,500,000  $        --   $        --   $         --   $         --
 Research and
  development revenue
  under collaborative
  agreements............          --            --            --             --             --
                         ------------  ------------  ------------  -------------  -------------
   Total revenue........    1,500,000           --            --             --             --
                         ------------  ------------  ------------  -------------  -------------
Costs and expenses:
 Research and
  development:
  Related party.........    2,294,000     2,158,000     1,880,000      1,314,000      1,170,000
  All other.............   12,554,000    22,029,000    15,426,000     11,496,000      7,649,000
 General and
  administrative........    2,213,000     2,414,000     2,214,000      1,712,000      2,416,000
                         ------------  ------------  ------------  -------------  -------------
   Total costs and
    expenses............   17,061,000    26,601,000    19,520,000     14,522,000     11,235,000
                         ------------  ------------  ------------  -------------  -------------
Loss from operations....  (15,561,000)  (26,601,000)  (19,520,000)   (14,522,000)   (11,235,000)
Interest income, net....    1,968,000     3,117,000     1,995,000      1,337,000        570,000
                         ------------  ------------  ------------  -------------  -------------
Net loss................ $(13,593,000) $(23,484,000) $(17,525,000) $ (13,185,000) $ (10,665,000)
                         ============  ============  ============  =============  =============
Net loss per share--
 basic and diluted(1)... $      (1.01) $      (1.44) $      (1.07) $       (0.80) $       (0.64)
                         ============  ============  ============  =============  =============
Weighted average common
 shares outstanding--
 basic and diluted(1)...   13,522,091    16,303,051    16,385,629     16,491,701     16,602,911
                         ============  ============  ============  =============  =============
                                                    December 31,
                         ----------------------------------------------------------------------
                             1995          1996          1997          1998           1999
                         ------------  ------------  ------------  -------------  -------------
Balance Sheet Data:
Cash, cash equivalents
 and marketable
 securities............. $ 70,453,000  $ 49,310,000  $ 30,025,000  $  17,528,000  $   6,973,000
Working capital.........   68,791,000    45,453,000    28,983,000     16,325,000      6,411,000
Total assets............   72,981,000    52,462,000    31,498,000     18,326,000      7,082,000
Capital lease
 obligations less
 current maturities.....      569,000       627,000       193,000            --             --
Deficit accumulated
 during development
 stage..................  (46,611,000)  (70,095,000)  (87,620,000)  (100,805,000)  (111,470,000)
Total stockholders'
 equity.................   70,418,000    47,341,000    29,880,000     16,917,000      6,411,000

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

  Since its inception through December 31, 1999, the Company has incurred ongoing losses from operations and has cumulative losses as of December 31, 1999 totaling $111,466,000. To date, the Company has not recorded any revenue from the sale of products. Revenue recorded through December 31, 1999 was earned in connection with contract research and the granting of certain short-term rights.

  The Company expects to remain in the development stage for the foreseeable future and accordingly expects to continue to incur substantial losses.

 Years Ended December 31, 1998 and 1999

  No revenues were earned in the years ended December 31, 1998 and 1999.

  Research and development expenses were $12,810,000 in 1998, as compared with $8,819,000 for the year ended December 31, 1999. The decrease is due to the cessation of Colloral clinical trials at the end of the third quarter of 1999 offset by severance costs associated with eliminating research and development personnel.

  General and administrative expenses were $1,712,000 in 1998, as compared with $2,416,000 for the year ended December 31, 1999. The increase is due to severance costs associated with terminating administrative employees.

  Net interest income was $1,337,000 in 1998, as compared with $570,000 for the year ended December 31, 1999. The decrease is due to a lower balance of cash available for investment.

  The net loss was $13,185,000 in 1998, as compared with $10,665,000 for the year ended December 31, 1999. The net loss per share decreased from $0.80 for the year ended December 31, 1998 to $0.64 for the year ended December 31, 1999. The change reflects the cessation of clinical trials and the reduction in corporate activity, offset by severance costs.

  In September 1999, the Company announced disappointing results from the Phase III trial of Colloral, its product for rheumatoid arthritis. Very soon thereafter, the Company began a corporate downsizing which was completed by year end and resulted in the elimination of all full time employees. In 1999, the Company recorded $1,495,000 of restructuring costs consisting of severance charges of $1,454,000 and a net loss on equipment disposal of $41,000. Two former employees, the President and Director of Finance, signed consulting agreements with the Company to provide corporate business development and reporting services on an as needed basis in the future.

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

  In April 1997, the Company announced disappointing results from the Phase III trial of Myloral<REG>, its product for multiple sclerosis. Very soon thereafter, the Company also announced a corporate downsizing by eliminating 23 positions directly related to the Myloral program and an increased focus of resources on the development of Colloral for rheumatoid arthritis. The Company recorded a charge during the second quarter of 1997 of approximately $618,000 relating primarily to employee severance costs and costs associated with terminating Myloral manufacturing and clinical trial functions. This estimated charge was adjusted to $615,000 during the third quarter of 1997 to reflect actual costs incurred.

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

Liquidity and Capital Resources

  The Company's needs for funds have historically fluctuated from period to period as it has increased or decreased the scope of its research and development activities. Its current needs have been significantly reduced as a result of the termination of research, development and administrative employees and other operating expenses in 1999. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

  The Company's working capital and capital requirements will depend on numerous factors, including the strategic direction in which the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its budget for the calendar year 2000, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. At the appropriate time, the Company may seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy. Such a reduction would have a material adverse effect on the Company.

  In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 1999, the Company's cash and cash equivalents and marketable securities totaled $6,973,000. Current liabilities at December 31, 1999 were $671,000.

Impact of Year 2000 Issues

  Over the last two years, the Company has prepared for the possible disruptions that might have resulted from the date change to the Year 2000. No year 2000 problems were experienced and at this point the Company believes no material exposure to Year 2000 issues exist. Total expenditures related to the conversions to new software for the Year 2000 issues totaled less than $1,000.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  The Company invests all of its cash in U.S. Treasury obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate or market risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information called for by this Item and not provided below is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1999.

Executive officer information is as follows:

  Robert C. Bishop, Ph.D., age 57, became a director of the Company in May 1992, when he was also elected President and Chief Executive Officer. In May 1999, Dr. Bishop was elected Chairman of the Board. For more than five years prior to joining the Company, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President, Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President, Therapeutics for Allergan's worldwide pharmaceutical, surgical and neurotoxin businesses from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Quintiles Transnational Corp., a contract research, sales and marketing company serving the health care industry. Dr. Bishop is also a director of Millipore Corporation, a purification technologies/systems company serving the microelectronics, biopharmaceutical and analytical laboratories markets. Effective December 31, 1999, Dr. Bishop ceased as an employee of AutoImmune and is working in the same capacity on a consultant basis.

  Heather A. Ellerkamp, CPA, age 35, joined the Company in February 1994. Since June 1997, Ms. Ellerkamp has been Director of Finance and Treasurer of the Company, and from February 1994 to June 1997, she held various financial positions with the Company, including controller. From 1992 to 1994, she was employed by Kendall Square Research Corporation, most recently as Corporate Accounting Manager and Assistant Controller. Ms. Ellerkamp received her B.A. degree in Management Science from the University of California, San Diego and her M.B.A. from the University of Michigan. Effective November 19, 1999, Ms. Ellerkamp ceased as an employee of AutoImmune and is working in the same capacity on a consultant basis.

Item 11. Executive Compensation.

  Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1999.

Item 13. Certain Relationships and Related Transactions.

  Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

                                                                         Page
                                                                         ----
Report of Independent Accountants                                        F-2

Balance Sheet at December 31, 1998 and 1999                              F-3

Statement of Operations for the three years ended December 31, 1999 and for the period from inception (September 9, 1988) through December 31,
 1999                                                                    F-4

Statement of Changes in Stockholders' Equity for the period from
 inception (September 9, 1988) through December 31, 1999                 F-5

Statement of Cash Flows for the three years ended December 31, 1999 and for the period from inception (September 9, 1988) through December 31,
 1999                                                                    F-6

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

 10.21   --Second Amendment to Lease dated February 1, 1996 between AutoImmune
          Inc. and Ledgemont Realty Trust(6)

 10.22   --Third Amendment to Lease, dated October 23, 1996 between AutoImmune
          Inc. and Ledgemont Realty Trust(7)

 10.23   --Sublease agreement, dated November 1, 1997 between AutoImmune Inc.
          and Antigenics, LLC(7)

 10.24   --Consent to Sublease Agreement, dated November 1, 1997 between
          AutoImmune Inc., Antigenics, LLC, and Ledgemont Realty Trust(7)

 10.25   --1998 Stock Option Plan(8)

 10.26 --Development and License Agreement dated as of December 4, 1998 between AutoImmune Inc. and Teva Pharmaceutical Industries Ltd.(9)++

 10.27   --Sublease Termination Agreement, dated June 15, 1998 between
          AutoImmune Inc. and Antigenics, LLC (9)

 10.28   --Fourth Amendment to Lease, dated July 17, 1998 between AutoImmune
          Inc. and Ledgemont Realty Trust(9)

 10.29   --Consulting Agreement, dated January 3, 2000, between AutoImmune Inc.
          and Robert C. Bishop, Ph.D.

 10.30   --Consulting Agreement, dated November 20, 1999, between AutoImmune
          Inc. and Heather A. Ellerkamp

 10.31   --Consulting Agreement, dated September 20, 1999, between AutoImmune
          Inc. and Fletcher Spaght, Inc.
 23      --Consent of PricewaterhouseCoopers LLP

--------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-55430).

(3) Incorporated by reference to Appendix A to the Company's definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 17, 1994 (Registration No. 33-82972).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1998 (Registration No. 333-68309).
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
 + The Company has been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
++ The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the last quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000

                                          AUTOIMMUNE INC.

                                             /s/ Robert C. Bishop
                                          By: _________________________________
                                             Robert C. Bishop,
                                             Chairman, President and Chief
                                             Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Bishop                   Chairman, President and      March 30, 2000
______________________________________  Chief Executive Officer
Robert C. Bishop
(Principal Executive Officer)

/s/ Heather A. Ellerkamp               Director of Finance and      March 30, 2000
______________________________________  Treasurer
Heather A. Ellerkamp
(Principal Financial and Accounting
Officer)

/s/ Hugh A. D'Andrade                  Director                     March 30, 2000
______________________________________
Hugh A. D'Andrade

/s/ Allan R. Ferguson                  Director                     March 30, 2000
______________________________________
Allan R. Ferguson

/s/ R. John Fletcher                   Director                     March 30, 2000
______________________________________
R. John Fletcher

/s/ Henri A. Termeer                   Director                     March 30, 2000
______________________________________
Henri A. Termeer

AutoImmune Inc.
(a development stage company)

Index to Financial Statements

                                                                          Page
                                                                          ----
Financial Statements:

  Report of Independent Accountants                                       F-2

  Balance Sheet at December 31, 1998 and 1999                             F-3

  Statement of Operations for the three years ended December 31, 1999 and for the period from inception (September 9, 1988) through December 31,
   1999                                                                   F-4

  Statement of Changes in Stockholders' Equity for the period from
   inception (September 9, 1988) through December 31, 1999                F-5

  Statement of Cash Flows for the three years ended December 31, 1999 and for the period from inception (September 9, 1988) through December 31,
   1999                                                                   F-6

  Notes to the Financial Statements                                       F-7

                       Report of Independent Accountants

To the Board of Directors and Stockholders of AutoImmune Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AutoImmune Inc. (a development stage company) at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (September 9, 1988) through December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
February 23, 2000

AutoImmune Inc.
(a development stage company)

Balance Sheet

                                                         December 31,
                                                      1998           1999
Assets
Current assets:
  Cash and cash equivalents                       $   4,801,000  $   6,973,000
  Marketable securities                              12,727,000            --
  Interest receivable                                    77,000            --
  Prepaid expenses and other current assets             129,000        109,000
                                                  -------------  -------------
    Total current assets                             17,734,000      7,082,000
Fixed assets, net                                       538,000            --
Other assets                                             54,000            --
                                                  -------------  -------------
                                                  $  18,326,000  $   7,082,000
                                                  =============  =============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                $     677,000  $      64,000
  Accrued expenses                                      539,000        607,000
  Current portion of obligations under capital
   leases                                               193,000            --
                                                  -------------  -------------
    Total current liabilities                         1,409,000        671,000
                                                  -------------  -------------
Commitments and contingencies (Notes 6 and 14)
                                                  -------------  -------------
Stockholders' equity:
  Common stock, $.01 par value: 25,000,000 shares
   authorized; 16,548,995 and 16,657,872 shares
   issued and outstanding at December 31, 1998
   and 1999, respectively                               166,000        167,000
  Additional paid-in capital                        117,551,000    117,714,000
  Deficit accumulated during the development
   stage                                           (100,805,000)  (111,470,000)
  Net unrealized gain on marketable securities            5,000            --
                                                  -------------  -------------
                                                     16,917,000      6,411,000
                                                  -------------  -------------
                                                  $  18,326,000  $   7,082,000
                                                  =============  =============

   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Operations

                                                                     Period from
                                                                      inception
                                                                 (September 9, 1988)
                          For the year ended December 31,              through
                           1997          1998          1999       December 31, 1999
Revenue:
  Option fees          $        --   $        --   $        --      $   2,200,000
  Research and
   development revenue
   under collaborative
   agreements                   --            --            --            955,000
                       ------------  ------------  ------------     -------------
    Total revenue               --            --            --          3,155,000
                       ------------  ------------  ------------     -------------
Costs and expenses:
  Research and
   development:
    Related party         1,880,000     1,314,000     1,170,000        19,332,000
    All other            15,426,000    11,496,000     7,649,000        90,755,000
  General and
   administrative         2,214,000     1,712,000     2,416,000        15,655,000
                       ------------  ------------  ------------     -------------
    Total costs and
     expenses            19,520,000    14,522,000    11,235,000       125,742,000
                       ------------  ------------  ------------     -------------
Interest income           2,063,000     1,344,000       572,000        11,424,000
Interest expense            (68,000)       (7,000)       (2,000)         (303,000)
                       ------------  ------------  ------------     -------------
                          1,995,000     1,337,000       570,000        11,121,000
                       ------------  ------------  ------------     -------------
Net loss               $(17,525,000) $(13,185,000) $(10,665,000)    $(111,466,000)
                       ============  ============  ============     =============
Net loss per share--
 basic and diluted     $      (1.07) $      (0.80) $      (0.64)
                       ============  ============  ============
Weighted average
 shares outstanding--
 basic and diluted       16,385,629    16,491,701    16,602,911
                       ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Changes In Stockholders' Equity
For the period from inception (September 9, 1988)
through December 31, 1999

                                                                                        Deficit
                                                                                      accumulated    Accumulated
                                   Common Stock          Additional                   during the        other          Total
                               Number          Par         paid-in    Comprehensive   development   comprehensive  stockholders'
                              of shares       value        capital        Loss           stage         income         equity
Issuance of common
 stock during 1988                168,750 $       2,000 $          --                $      (1,000) $         --   $      1,000
Conversion of junior
 convertible
 preferred stock to
 common stock during
 1991                             506,250         5,000                                     (3,000)                       2,000
Issuance of common
 stock during 1992                 91,116         1,000       100,000                                                   101,000
Conversion of
 mandatorily
 redeemable
 convertible
 preferred stock to
 common stock during
 1993                           6,353,568        63,000    12,496,000                                                12,559,000
Issuance of common
 stock, net of
 issuance costs
 during 1993                    3,022,000        30,000    35,669,000                                                35,699,000
Issuance of common
 stock during 1994                 67,500         1,000         2,000                                                     3,000
Issuance of common
 stock, net of
 issuance costs
 during 1995                    6,072,883        61,000    68,530,000                                                68,591,000
Issuance of common
 stock during 1996                 75,978         1,000       441,000                                                   442,000
Comprehensive loss:
 Net loss for the
  period from
  inception
  (September 9, 1988)
  through
  December 31, 1996                                                   $ (70,091,000)   (70,091,000)                 (70,091,000)
 Other comprehensive
  income (loss):
 Net unrealized gain
  on marketable securities
  during 1994, 1995
  and 1996 (Note 2)                                                          34,000                       34,000         34,000
                                                                      -------------
  Comprehensive loss                                                    (70,057,000)
                            ------------- ------------- ------------- =============  -------------  ------------   ------------
Balance at December
 31, 1996                      16,358,045       164,000   117,238,000                  (70,095,000)       34,000     47,341,000
Comprehensive loss:
 Net loss                                                               (17,525,000)   (17,525,000)                 (17,525,000)
 Other comprehensive
  income (loss):
 Net unrealized loss
  on marketable
  securities (Note
  2)                                                                        (28,000)                     (28,000)       (28,000)
                                                                      -------------
  Comprehensive loss                                                    (17,553,000)
                                                                      =============
Issuance of common
 stock                             34,851            --        92,000                                                    92,000
                            ------------- ------------- -------------                -------------  ------------   ------------
Balance at December
 31, 1997                      16,392,896       164,000   117,330,000                  (87,620,000)        6,000     29,880,000
Comprehensive loss:
 Net loss                                                               (13,185,000)   (13,185,000)                 (13,185,000)
 Other comprehensive
  income (loss):
 Net unrealized loss
  on marketable
  securities (Note
  2)                                                                         (1,000)                      (1,000)        (1,000)
                                                                      -------------
  Comprehensive loss                                                    (13,186,000)
                                                                      =============
Issuance of common
 stock                            156,099         2,000       221,000                                                   223,000
                            ------------- ------------- -------------                -------------  ------------   ------------
Balance at December
 31, 1998                      16,548,995       166,000   117,551,000                 (100,805,000)        5,000     16,917,000
Comprehensive loss:
 Net loss                                                               (10,665,000)   (10,665,000)                 (10,665,000)
 Other comprehensive
  income (loss):
 Net unrealized loss
  on marketable
  securities (Note
  2)                                                                         (5,000)                      (5,000)        (5,000)
                                                                      -------------
  Comprehensive loss                                                  $ (10,670,000)
                                                                      =============
Issuance of common
 stock                            108,877         1,000       163,000                                                   164,000
                            ------------- ------------- -------------                -------------  ------------   ------------
Balance at December
 31, 1999                      16,657,872 $     167,000 $ 117,714,000                $(100,470,000) $         --   $  6,411,000
                            ============= ============= =============                =============  ============   ============

   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Cash Flows

                                                                         Period from
                                                                          inception
Increase (Decrease) in                                                  (September 9,
Cash and Cash Equivalents       For the year ended December 31,         1988) through
Cash flows from operating                                               December 31,
activities:                    1997           1998           1999           1999
 Net loss                  $ (17,525,000) $ (13,185,000) $ (10,665,000) $(111,466,000)
 Adjustments to
  reconcile net loss to
  net cash used by
  operating activities:
 Interest expense
  related to demand
  notes converted into
  mandatorily redeemable
  convertible preferred
  stock.................             --             --             --          48,000
 Patent costs paid with
  junior convertible
  preferred and common
  stock.................             --             --             --           3,000
 Depreciation and
  amortization..........         960,000        567,000        311,000      4,464,000
 Loss on sale/disposal
  of fixed assets.......         604,000          2,000         36,000        642,000
 Decrease in patent
  costs.................             --             --             --         563,000
 (Increase) decrease in
  interest receivable...         (99,000)       163,000         77,000            --
 (Increase) decrease in
  prepaid expenses and
  other current assets..         353,000         14,000         20,000       (109,000)
 Increase (decrease) in
  accounts payable......      (2,521,000)       201,000       (613,000)        64,000
 Increase (decrease) in
  accrued expenses......        (118,000)      (125,000)        68,000        607,000
                           -------------  -------------  -------------  -------------
  Net cash used by
   operating
   activities...........     (18,346,000)   (12,363,000)   (10,766,000)  (105,184,000)
                           -------------  -------------  -------------  -------------
Cash flows from
 investing activities:
 Purchase of available-
  for-sale marketable
  securities............     (30,592,000)   (23,878,000)    (4,316,000)  (261,720,000)
 Proceeds from
  sale/maturity of
  available-for-sale
  marketable
  securities............      57,250,000     27,342,000     17,038,000    250,709,000
 Proceeds from maturity
  of held-to-maturity
  marketable
  securities............             --             --             --      11,011,000
 Proceeds from sale of
  equipment.............          64,000          1,000        241,000        306,000
 Purchases of fixed
  assets................        (203,000)       (48,000)       (51,000)    (5,288,000)
 Increase in patent
  costs.................             --             --             --        (563,000)
 Increase in other
  assets................             --         (24,000)        54,000       (125,000)
                           -------------  -------------  -------------  -------------
  Net cash provided
   (used) by investing
   activities...........      26,519,000      3,393,000     12,966,000     (5,670,000)
                           -------------  -------------  -------------  -------------
Cash flows from
 financing activities:
 Proceeds from sale-
  leaseback of fixed
  assets................             --             --             --       2,872,000
 Payments on obligations
  under capital leases..        (864,000)      (285,000)      (193,000)    (2,872,000)
 Net proceeds from
  issuance of
  mandatorily redeemable
  convertible preferred
  stock.................             --             --             --      10,011,000
 Proceeds from bridge
  notes.................             --             --             --         300,000
 Proceeds from issuance
  of common stock.......          92,000        223,000        165,000    105,316,000
 Proceeds from issuance
  of convertible notes
  payable...............             --             --             --       2,200,000
                           -------------  -------------  -------------  -------------
  Net cash provided
   (used) by financing
   activities...........        (772,000)       (62,000)       (28,000)   117,827,000
                           -------------  -------------  -------------  -------------
  Net increase
   (decrease) in cash
   and cash
   equivalents..........       7,401,000     (9,032,000)     2,172,000      6,973,000
  Cash and cash
   equivalents at
   beginning of period..       6,432,000     13,833,000      4,801,000            --
                           -------------  -------------  -------------  -------------
  Cash and cash
   equivalents at end of
   period...............   $  13,833,000  $   4,801,000  $   6,973,000  $   6,973,000
                           =============  =============  =============  =============

See Note 2 for supplemental disclosure of non-cash financing activities.

   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

1.Formation and Operations of the Company

  AutoImmune Inc. (the "Company") was incorporated in Delaware on September 9, 1988. The Company is dedicated to the development of innovative therapeutics to treat people who suffer from immune systems disorders. The Company's therapeutic approach is based upon "mucosal tolerance," a method designed to control disease by using the body's natural immunosuppressive mechanisms. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

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

2.Summary of Significant Accounting Policies

  Cash Equivalents and Marketable Securities
  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in U.S. Government debt securities. These investments are subject to minimal credit and market risks. The Company specifically identifies securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities. At December 31, 1998, the Company has classified all of its marketable securities as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. At December 31, 1999, there were no marketable securities.

  Fair Value of Financial Instruments
  At December 31, 1999, the Company's financial instruments consist of cash equivalents, accounts payable and accrued expenses. The carrying amount of these instruments approximate their fair values.

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

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

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

  Supplemental Disclosure of Cash Flow Information
  The Company has paid interest of $68,000, $7,000 and $2,000 in 1997, 1998 and 1999, respectively, and $255,000 since inception. The Company has paid income taxes of $11,000 in 1996 and since inception.

3.Cash Equivalents and Marketable Securities

  The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1998 and 1999.

                                        December 31,
                                       1998       1999
   Money market                     $  924,000 $  659,000
   U.S. Government debt securities   2,441,000  6,270,000
                                    ---------- ----------
                                    $3,365,000 $6,929,000
                                    ========== ==========

  The following is a summary of available-for-sale marketable securities held by the Company at December 31, 1998 which are carried at fair market value:

                                                      Unrealized  Unrealized    Amortized
                            Maturity term Fair Value     gains      losses        cost
   December 31, 1998:
    U.S. Government debt
     securities............ within 1 year $12,727,000 $     6,000 $    (1,000) $12,722,000
                                          =========== =========== ===========  ===========

  There were no marketable securities at December 31, 1999. All of the Company's marketable securities are classified as current at December 31, 1998 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1998 and 1999 were not significant.

  Marketable securities which were purchased and sold in periods prior to adoption of SFAS No. 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

4.Fixed Assets

  Fixed assets consist of the following:

                                       Estimated
                                        useful
                                         life        December 31,
                                        (years)     1998       1999
   Laboratory equipment                   2-5    $1,394,000 $  160,000
   Office equipment                       --        434,000        --
   Leasehold improvements                 --        461,000        --
                                                 ---------- ----------
                                                  2,289,000    160,000
   Less--accumulated depreciation and
    amortization                                  1,751,000    160,000
                                                 ---------- ----------
                                                   $538.000 $      --
                                                 ========== ==========

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  Depreciation and amortization expense relating to fixed assets was $960,000, $567,000 and $311,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Assets held under capital leases consisted of $1,243,000 of laboratory equipment at December 31, 1998. There were no assets held under capital leases at December 31, 1999. Accumulated amortization of these assets totaled $1,072,000 at December 31, 1998. For the years ended December 31, 1997, 1998 and 1999, amortization expense charged to operations on assets held under capital lease obligations was $552,000, $307,000 and $137,000, respectively. In 1997, fixed assets totaling $2,931,000 were disposed of or sold, of which $1,642,000 were held under capital leases. Accumulated depreciation and amortization relating to these assets was $923,000 and $1,341,000, respectively. In 1999, fixed assets with a cost totaling $2,180,000 and accumulated depreciation of $1,903,000 were sold or disposed. Proceeds totaling $64,000, $1,000 and $241,000 were received upon the sale of certain equipment in 1997, 1998 and 1999, respectively.

5.Accrued Expenses

  Accrued expenses consist of the following:

                             December 31,
                             1998     1999
   Accrued employee costs  $322,000 $ 37,000
   Accrued professional     217,000   92,000
   Accrued severance            --   478,000
                           -------- --------
                           $539,000 $607,000
                           ======== ========

6.Related Party Transactions

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

  The current research and development agreement terminates in June 2001. The agreement provides for automatic two-year renewal periods, subject to the Company's and BWH's mutual agreement annually, with respect to the budget for research to be performed and related minimum payments made to BWH for each following year. The Company has agreed to pay BWH minimum payments totaling $314,000 for the one-year period ending June 30, 2000. There is no guaranteed minimum payment for the one-year period ending June 30, 2001. This agreement also provides for payments to BWH for royalties on sales of related patented products by the Company, as well as for payments to BWH for a portion, as defined in the agreement, of any proceeds received by the Company in connection with the licensing of patented technology to, and royalty or milestone payments received from, third parties. Royalty payments to BWH begin upon the commercialization of the related products and will continue for the life of the underlying patent. For a period not to exceed three years after the first commercial sale of any product of the Company, the Company is required to make payments to BWH in each quarter only to the extent that the Company has a positive cash flow in such quarter with the balance deferred to the succeeding quarter.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

  Deferred payments will be subject to interest. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH. In addition, certain expenses were paid by the Company for research conducted at BWH.

  During the year ended December 31, 1999, the Company paid $150,000 for consulting services to an entity whose founder is a director of the Company.

7.Income Taxes

  The components of deferred income tax benefit are as follows:

                                       Year ended December 31,
                                    1997         1998         1999
   Income tax benefit:
     Federal                     $ 7,809,000  $ 4,557,000  $ 3,755,000
     State                         1,821,000    1,262,000    1,010,000
                                 -----------  -----------  -----------
                                   9,630,000    5,819,000    4,765,000
   Deferred tax asset valuation
    allowance                     (9,630,000)  (5,819,000)  (4,765,000)
                                 -----------  -----------  -----------
                                 $       --   $       --   $       --
                                 ===========  ===========  ===========

  No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

  A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 1997, 1998 and 1999 to pre-tax loss is as follows:

                                              Year ended December 31,
                                           1997         1998         1999
   Loss at statutory rate               $ 6,134,000  $ 4,615,000  $ 3,733,000
   Nondeductible research and
    development expenses                 (1,190,000)    (265,000)    (162,000)
   Federal and state research and
    development, orphan drug, and
    investment tax credits                3,576,000      843,000      542,000
   State tax benefit, net of federal
    tax liability                         1,009,000      735,000      579,000
   Stock option compensation                126,000       22,000       37,000
   Utilization of net operating losses          --           --           --
   Other                                    (25,000)    (131,000)      36,000
                                        -----------  -----------  -----------
                                          9,630,000    5,819,000    4,765,000
   Benefit of loss not recognized,
    increase in valuation allowance      (9,630,000)  (5,819,000)  (4,765,000)
                                        -----------  -----------  -----------
                                        $       --   $       --   $       --
                                        ===========  ===========  ===========

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  Deferred tax assets are comprised of the following:

                                                        December 31,
                                                      1998          1999
   Research costs capitalized for tax purposes    $ 21,087,000  $ 24,593,000
   Research and development, orphan drug and
    investment tax credits                          10,749,000    11,291,000
   Loss carryforwards                               15,792,000    16,589,000
   Net unrealized gain on investments available-
    for-sale                                            (2,000)          --
   Other temporary differences                          82,000           --
                                                  ------------  ------------
   Gross deferred tax assets                        47,708,000    52,473,000
   Deferred tax asset valuation allowance          (47,708,000)  (52,473,000)
                                                  ------------  ------------
                                                  $        --   $        --
                                                  ============  ============

  The Company has provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. As the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expenses. Of the $52,473,000 valuation allowance at December 31, 1999, $748,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

  At December 31, 1999, the Company had the following net operating loss, research and development, orphan drug and investment tax credit carryforwards available to reduce future tax liabilities, which expire as follows:

                                                      Research and development,
                                  Net operating       orphan drug and investment
         Year of expiration     loss carryforward      tax credit carryforwards
                2003                                         $    19,000
                2004                                              91,000
                2005                                             121,000
                2006                                             162,000
                2007                                             234,000
                2008                                             420,000
                2009               $    43,000                   960,000
                2010                                             728,000
                2011                                           3,895,000
                2012                38,859,000                 3,670,000
                2018                   553,000                   888,000
                2019                 2,018,000                   583,000
                                   -----------               -----------
                                   $41,473,000               $11,771,000
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

  As of December 31, 1999, the Company has reserved 3,082,541 shares of common stock for use in the Company's stock option plans and employee stock purchase plan (Note 10).

10.Stock Option and Employee Stock Purchase Plans

  1988 Stock Option Plan
  The Company's 1988 Stock Option Plan (the "1988 Stock Option Plan"), as amended effective May 15, 1996, provided for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on behalf of the Company. The Compensation Committee (the "Committee"), appointed by the Board of Directors, is responsible for the administration of the 1988 Stock Option Plan. The Committee determined the term of each option, option price, number of shares for which each option was granted, whether restrictions were imposed on the shares subject to options and the rate at which each option becomes exercisable. The maximum number of shares of common stock of the Company reserved for issuance in accordance with the terms of the 1988 Stock Option Plan was 3,700,000.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  On June 19, 1997, the Company repriced 338,850 options with exercise prices ranging from $4.88 to $16.38 per share to 254,138 options at a price of $2.00 per share. Employees had the option not to reprice certain options previously granted. The repriced options were subject to the same vesting schedule as the previous options except that any vesting would be forfeited unless the optionee remained in the Company's employ through June 19, 1998.

  The 1988 Stock Option Plan expired on September 19, 1998.

  1998 Stock Option Plan
  The Company's 1998 Stock Option Plan (the "1998 Stock Option Plan"), adopted by the shareholders on May 28, 1998, provides for the granting of incentive stock options and non-qualified stock options to employees, directors and other individuals performing services on behalf of the Company. The Committee is responsible for the administration of the 1998 Stock Option Plan. The Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of the Company). The term of options granted under the 1998 Stock Option Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The maximum number of shares of common stock of the Company reserved for issuance in accordance with the terms of the 1998 Stock Option Plan is 1,300,000.

  Director Stock Option Plan
  During 1993, the Company's Board of Directors approved a stock option plan for non-employee directors (the "Director Option Plan"). This plan was approved by the Company's shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director shall receive an option to purchase 25,000 shares of common stock and will receive options to purchase an additional 6,500 shares of common stock every year thereafter if the individual remains a member of the Board of Directors. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993. An option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 162,000 shares of common stock have been granted under this plan. A maximum of 300,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this amended plan.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  A summary of option activity under the Stock Option Plans and the Director Option Plan for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                              Weighted average
                                                    Shares     exercise price
   Outstanding at December 31, 1996                2,356,511       $4.87
     Granted (weighted average fair value $2.97)   1,218,608        5.19
     Exercised                                       (31,198)       2.72
     Cancelled                                    (1,479,356)       9.47
                                                  ----------
   Outstanding at December 31, 1997                2,064,565        1.85
     Granted (weighted average fair value $1.51)     187,800        2.77
     Exercised                                      (129,688)       1.39
     Cancelled                                      (184,643)       3.27
                                                  ----------
   Outstanding at December 31, 1998                1,938,034        1.83
     Granted (weighted average fair value $0.99)     278,500        1.73
     Exercised                                      (108,877)       1.51
     Cancelled                                      (464,276)       2.16
                                                  ----------
   Outstanding at December 31, 1999                1,643,381        1.74
                                                  ==========
   Options exercisable at year end                 1,403,881       $1.68
                                                  ==========

  As of December 31, 1997 and 1998, 1,203,539 and 1,326,530 options were exercisable, respectively, under the 1988 and 1998 Stock Option Plans and Director Option Plan.

  The following table summarizes information about stock options outstanding at December 31,1999:

                                 Options outstanding
                                     Weighted                       Options exercisable
                                     average         Weighted                   Weighted
      Range of         Number       remaining        average       Number       average
   exercise prices   outstanding contractual life exercise price Exercisable exercise price
       $ 0.03           268,500     1.3 years         $0.03         268,500       $.03
       $ 0.53            80,000     9.9 years          0.53             --         --
       $1.33-
       $ 2.00           985,195     4.2 years          1.54         960,195       1.53
       $2.03-
       $ 3.00           219,750     8.6 years          2.56          93,375       2.54
       $5.25-
       $10.25            89,936     5.1 years          8.08          81,811       7.86
                      ---------                                   ---------
                      1,643,381                                   1,403,881
                      =========                                   =========

  Employee Stock Purchase Plan
  On July 20, 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in any year). At December 31, 1999, 158,160 shares of common stock were reserved for purchases under the Purchase Plan. During 1998, 26,411 shares were purchased under the Purchase Plan at an average price of $1.59 per share. During 1999, no shares were purchased under the Purchase Plan.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

  Stock-Based Compensation
  The Company accounts for stock-based compensation using the intrinsic based method prescribed in APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans and employee stock purchase plan. Had compensation cost been determined based on the fair value at the grant dates for awards in 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                         Years ended December 31,
                                      1997          1998          1999
   Net loss:
     As reported                  $(17,525,000) $(13,185,000) $(10,665,000)
     Pro forma                     (18,059,000)  (13,989,000)  (10,710,000)
   Net loss per share--basic and
    diluted:
     As reported                  $      (1.07) $      (0.80) $      (0.64)
     Pro forma                           (1.10)        (0.85)        (0.65)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999: no dividend yield for all years; expected volatility of 65%, 62% and 70%, respectively; risk free interest rates ranging from 4.6% to 7.4% and a weighted average expected option term ranging from 3 to 6.5 years for options granted during all years. Because additional option grants are expected to be made each year, the pro forma impact on the three years ended December 31, 1999 is not representative of the pro forma effects which may be expected in future years.

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

  Net unrealized loss on marketable securities is comprised of the following:

                               For the period
                              January 1, 1994
                            through December 31,
                                    1996           1997      1998      1999
   Unrealized holding gain
    (loss) arising during
    the period                    $ 56,000       $ (6,000) $  5,000  $     --
   Reclassification
    adjustment for (gain)
    loss included in net
    income                         (22,000)       (22,000)   (6,000)    (5,000)
                                  --------       --------  --------  ---------
   Net unrealized gain
    (loss) on marketable
    securities                    $ 34,000       $(28,000) $ (1,000) $  (5,000)
                                  ========       ========  ========  =========

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


12.Employee Savings Plan

  In 1993, the Company initiated an employee savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to substantially all employees. The Company has made no contributions to the 401(k) Plan since inception.

13.Restructuring Costs

  In the second quarter of 1997, the Company recorded $3,307,000 of restructuring costs as a result of a corporate downsizing. This charge consisted of severance costs of $1,009,000 for 53 employees; lease costs of $1,510,000; equipment disposal and write-offs of $531,000; and the termination of certain contractual requirements of $257,000. During the third quarter of 1997, this estimated charge was adjusted to $2,251,000 to reflect the sublease of 22,000 square feet of space and actual costs incurred. The adjusted charge consists of severance costs of $1,138,000 for 53 employees; lease costs of $261,000; equipment disposal and write-offs of $599,000; and the termination of certain contractual requirements of $253,000. As of December 31, 1998, all of these restructuring costs had been paid.

  In the third quarter of 1999, the Company recorded $661,000 of restructuring costs after announcing disappointing results from the Phase III clinical trial of Colloral, its product for rheumatoid arthritis. These charges consisted of severance charges of $620,000 for 18 employees and 4 temporary employees and a net loss on equipment disposal of $41,000. In the fourth quarter of 1999, the Company recorded an additional $834,000 of restructuring costs consisting of severance charges for the remaining 4 employees.

14.Commitments and Contingencies

  Clinical Research Agreement
  The Company entered into an agreement with CATO Research ("CATO"), effective June 1993, to have a clinical investigational study performed on the Company's multiple sclerosis product. The agreement allowed for termination by either the Company or CATO, upon prior written notice. In 1997, the Company terminated the agreement, therefore CATO was entitled to a termination fee totaling $257,000. Additionally, CATO was granted a warrant to purchase 30,000 shares of common stock of the Company at $10.50 per share which expires in June 2003. In 1998, the warrant to purchase 10,000 shares became exercisable upon the achievement of a specific milestone. The value ascribed to these shares was not significant. Given the uncertainty surrounding the achievement of the final milestone, the estimated fair value of the remaining contingent stock purchase warrants to purchase 20,000 shares of common stock of the Company cannot be reasonably determined at December 31, 1999.

  License Agreements
  In December 1994, the Company entered into a license agreement with Eli Lilly and Company ("Lilly"). Under the agreement, Lilly provided support for clinical testing of the Company's autoimmune mediated (Type 1) diabetes product in exchange for certain worldwide license rights for the manufacture, distribution and sale of the related products. This agreement was terminated in the first quarter of 1999 as a result of Lilly's failure to make a required milestone payment. Lilly is obligated to complete the trials now underway and to provide the Company with full access to the data therefrom, including the right to use the data for any purpose. The Company has regained all rights to the product. Lilly is completing the trials under a non-exclusive license for research purposes only.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

  Leases
  The Company leased its facilities under an operating lease which expired on December 2, 1999. The operating lease for facilities provided for monthly rental payments and estimated monthly operating charges which covered building maintenance costs and real estate taxes. On November 1, 1997, the Company exercised its option to sublease 22,000 square feet of the 33,000 square feet total through the end of the lease term. In 1997 and 1998, the Company received rent payments from the subtenant totaling $52,000 and $211,000, respectively. Effective October 1, 1998, the sublease agreement was terminated and concurrently, the Company's operating lease was amended to include only the approximately 11,000 square feet occupied by the Company.

  Total rent expense was $507,000, $149,000 and $167,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  During 1997, the Company disposed of equipment under various leases entered into prior to 1997 and combined the remaining assets from those various leases into one lease agreement. The term for the combined lease under the agreement was the twenty-four month period ended July 1999 and bore interest at a rate determined on the lease date. At December 31, 1999, there are no future minimum lease commitments.

15.Subsequent Event

  In March 2000, the Company entered an agreement under which a subsidiary of Elan Plc has purchased all of AutoImmune's rights to certain patent applications involving the treatment of Alzheimer's Disease. Under the terms of the deal, AutoImmune received a $4 million cash payment with contingent payments of up to $3 million due over the next three years. At the time the future payments are made, the subsidiary of Elan Plc will receive warrants to purchase up to 750,000 shares of AutoImmune stock at the market price for AutoImmune shares when the warrants are issued.