Form 10-Q
period 2000-03-31
AUTOIMMUNE INC
filed 2000-05-15
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



FOR THE QUARTER ENDED MARCH 31, 2000               COMMISSION FILE NO. 0-20948
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



        Number of shares outstanding of the registrant's Common Stock as of April 30, 2000:

   Common Stock, par value $.01               16,759,623 shares outstanding

                                AUTOIMMUNE INC.


                         QUARTER ENDED MARCH 31, 2000


                               TABLE OF CONTENTS




                                                                         Page
PART I -  FINANCIAL INFORMATION                                         Number

Item 1 -  Financial Statements

          Balance Sheet
               December 31, 1999 and March 31, 2000...................    2

          Statement of Operations
               for the three months ended March 31, 1999 and 2000
               and for the period from inception (September 9, 1988)
               through March 31, 2000.................................    3

          Statement of Cash Flows
               for the three months ended March 31, 1999 and 2000
               and for the period from inception (September 9, 1988)
               through March 31, 2000.................................    4

          Notes to the Unaudited Financial Statements.................    5

Item 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........    7

Item 3 - Quantitative and Qualitative Disclosures about
               Market Risk............................................    8

PART II - OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K...................    9

          Signatures..................................................   10

                                AUTOIMMUNE INC.
                         (A development stage company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                                           December 31,                March 31,
                                                                               1999                      2000
                                                                        -------------------       -------------------
ASSETS
Current assets:
      Cash and cash equivalents                                              $   6,973,000             $   3,478,000
      Marketable securities                                                              -                 6,783,000
      Interest receivable                                                                -                         -
      Prepaid expenses and other current assets                                    109,000                     4,000
                                                                        -------------------       -------------------

                    Total current assets                                         7,082,000                10,265,000

Fixed assets, net                                                                        -                         -
                                                                        -------------------       -------------------

                                                                             $   7,082,000             $  10,265,000
                                                                        ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                       $      64,000             $      21,000
      Accrued expenses                                                             607,000                   108,000
                                                                        -------------------       -------------------

                    Total current liabilities                                      671,000                   129,000
                                                                        -------------------       -------------------

Commitments and contingencies
                                                                        -------------------       -------------------

Stockholders' equity:
      Common stock, $.01 par value; 25,000,000 shares
       authorized; 16,657,872 and 16,759,623 shares issued and
       outstanding at December 31, 1999 and March 31, 2000,
       respectively                                                                167,000                   167,000
      Additional paid-in capital                                               117,714,000               117,907,000
      Deficit accumulated during the development stage                        (111,470,000)             (107,938,000)
      Valuation allowance for marketable securities                                      -                         -
                                                                        -------------------       -------------------

                    Total stockholders' equity                                   6,411,000                10,136,000
                                                                        -------------------       -------------------

                                                                             $   7,082,000             $  10,265,000
                                                                        ===================       ===================

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                              Period from
                                                                                               inception
                                                              Three months ended           (September 9, 1988)
                                                           March 31,        March 31,            through
                                                             1999             2000            March 31, 2000
                                                       ----------------  ---------------  -----------------------
Revenue:
     License rights                                    $             -   $    4,000,000         $      4,000,000
     Option fees                                                     -                -                2,200,000
     Research and development
       revenue under collaborative
       agreements                                                    -                -                  955,000
                                                       ----------------  ---------------        -----------------

         Total revenues                                              -        4,000,000                7,155,000
                                                       ----------------  ---------------        -----------------

Costs and expenses:
     Research and development:
         Related party                                         384,000          220,000               19,552,000
         All other                                           2,790,000          125,000               90,880,000
     General and administrative                                491,000          256,000               15,911,000
                                                       ----------------  ---------------        -----------------

         Total costs and expenses                            3,665,000          601,000              126,343,000
                                                       ----------------  ---------------        -----------------

Interest income                                                209,000          133,000               11,557,000
Interest expense                                                (1,000)               -                 (303,000)
                                                       ----------------  ---------------        -----------------

                                                               208,000          133,000               11,254,000
                                                       ----------------  ---------------        -----------------

Net income (loss)                                      $    (3,457,000)  $    3,532,000         $   (107,934,000)
                                                       ================  ===============        =================


Net income (loss) per share-basic and diluted          $         (0.21)  $         0.21
                                                       ================  ===============

Weighted average common
     shares outstanding-basic and diluted                   16,555,640       16,694,166
                                                       ================  ===============

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                                                                                 Period from
                                                                                                                  inception
                                                                                                             (September 9, 1988)
                                                                        Three months ended                        through
                                                                 March 31,               March 31,                March 31,
                                                                    1999                    2000                    2000
                                                            ---------------------   ---------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $ (3,457,000)            $ 3,532,000           $ (107,934,000)
Adjustment to reconcile net loss to net cash
    used by operating activities:
     Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                        -                       -                            48,000
     Patent costs paid with junior convertible
         preferred and common stock                                   -                       -                             3,000
     Depreciation and amortization                                       132,000              -                         4,464,000
     Loss on sale/disposal of fixed assets                                (5,000)             -                           642,000
     Decrease in capitalized patent costs                             -                       -                           563,000
     Decrease in interest receivable                                       7,000              -                             -
     (Increase) decrease in prepaid expenses                             (31,000)                105,000                   (4,000)
     Increase (decrease) in accounts payable                             298,000                 (43,000)                  21,000
     Increase (decrease) in accrued expenses                             (91,000)               (499,000)                 108,000
                                                            ---------------------   ---------------------   ----------------------

         Net cash provided (used) by operating activities             (3,147,000)              3,095,000             (102,089,000)
                                                            ---------------------   ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale marketable securities                  (3,303,000)             (6,783,000)            (268,503,000)
Proceeds from sale/maturity of available-for-sale marketable           7,488,000         -    -                       250,709,000
    securities
Proceeds from maturity of held-to-maturity marketable                 -                       -                        11,011,000
    securities
Proceeds from sale of equipment                                            5,000              -                           306,000
Purchase of fixed assets                                                 (51,000)             -                        (5,288,000)
Increase in patent costs                                              -                       -                          (563,000)
Increase in other assets                                              -                       -                          (125,000)
                                                            ---------------------   ---------------------   ----------------------

         Net cash provided (used) by investing activities              4,139,000              (6,783,000)             (12,453,000)
                                                            ---------------------   ---------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback of fixed assets                          -                       -                         2,872,000
Payments on obligations under capital leases                             (72,000)             -                        (2,872,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                       -                       -                        10,011,000
Proceeds from bridge notes                                            -                       -                           300,000
Proceeds from issuance of common stock                                    13,000                 193,000              105,509,000
Proceeds from issuance of convertible notes payable                   -                       -                         2,200,000
                                                            ---------------------   ---------------------   ----------------------

          Net cash provided (used) by financing activities               (59,000)                193,000              118,020,000
                                                            ---------------------   ---------------------   ----------------------

Net increase (decrease) in cash and cash equivalents                     933,000              (3,495,000)               3,478,000

Cash and cash equivalents, beginning of period                         4,801,000               6,973,000                  -
                                                            ---------------------   ---------------------   ----------------------

Cash and cash equivalents, end of period                             $ 5,734,000             $ 3,478,000           $    3,478,000
                                                            =====================   =====================   ======================

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL DATA

     The interim financial data as of March 31, 2000, for the three month periods ended March 31, 1999 and 2000 and for the period from inception (September 9, 1988) through March 31, 2000 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1999 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.


2.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1999 and March 31, 2000:

                                          DECEMBER 31,          MARCH 31,
                                             1999                 2000
                                     -------------------    -----------------


Money market                                  $  659,000           $  405,000
U.S. Government debt securities                6,270,000            2,871,000
                                     -------------------    -----------------


                                              $6,929,000           $3,276,000
                                     ===================    =================


     The following is a summary of available-for-sale marketable securities held by the Company at March 31, 2000 which are carried at fair market value:

                                   MATURITY          FAIR        UNREALIZED    UNREALIZED    AMORTIZED COST
                                     TERM            VALUE         GAINS         LOSSES
                               ----------------------------------------------------------------------------


MARCH 31, 2000
U.S. Government
    debt securities              within 1 year     $6,783,000    $     -       $      -          $6,783,000
                                              =============================================================

     There were no marketable securities at December 31, 1999. All of the Company's marketable securities are classified as current at December 31, 1999 and March 31, 2000 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three month periods ended March 31, 1999 and 2000 were not significant.

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

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

3.    FIXED ASSETS
      Fixed assets consist of the following:

                                                         ESTIMATED
                                                        USEFUL LIFE               DECEMBER 31,                MARCH 31,
                                                          (YEARS)                    1999                        2000
                                                   -------------------      ----------------------     ----------------------
     Laboratory equipment                                        2 - 5                    $160,000                   $160,000
                                                                            ----------------------     ----------------------

                                                                                           160,000                    160,000
     Less - accumulated depreciation and
        amortization                                                                       160,000                    160,000
                                                                            ----------------------     ----------------------

                                                                                          $     -                    $     -
                                                                            ======================     ======================

4.    ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                                     DECEMBER 31,                MARCH 31,
                                                                        1999                        2000
                                                                 --------------------       --------------------

     Accrued employee costs                                                  $ 37,000                   $ 17,000
     Accrued professional fees                                                 92,000                     91,000
     Accrued severance                                                        478,000                          -
                                                                 --------------------       --------------------


                                                                             $607,000                   $108,000
                                                                 ====================       ====================


5.  COMPREHENSIVE INCOME

     Comprehensive loss for the three month period ended March 31, 1999 was $3,462,000 and comprehensive income for the three month period ended March 31, 2000 was $3,532,000.

     Net unrealized gain (loss) on marketable securities is comprised of the following:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     1999                   2000
                                                             -----------------      ------------------
     Unrealized holding gain (loss) arising during
        the period                                                     $(2,000)       $     -
     Reclassification adjustment for (gain) loss
        included in net income                                          (3,000)             -
                                                             -----------------      ------------------

     Net unrealized gain (loss) on marketable securities               $(5,000)       $     -
                                                             =================      ==================

                                AUTOIMMUNE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Since its inception through March 31, 2000, the Company has incurred ongoing losses from operations and has cumulative losses as of March 31, 2000 totaling $107,934,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through March 31, 2000 were earned in connection with the sale of certain patent rights, granting of certain short-term rights and contract research.

The Company expects to remain in the development stage for the foreseeable future and accordingly, may continue to incur losses.

The sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Overview" and "Liquidity and Capital Resources" contain forward-looking statements which involve risks and uncertainties. What may occur in the future could differ significantly from what is discussed in the forward-looking statements due to a number of important factors, including, but not limited to, the developmental stage of the Company's products and uncertainties of clinical trial results and regulatory approval; the Company's capital requirements, history of operating losses and lack of product revenue and its limited manufacturing and marketing experience; and the risks of technological change and competition. These factors are more fully discussed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section captioned "Business - Factors to be Considered". The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report.

THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 2000

Revenue was $4,000,000 for the three month period ended March 31, 2000. This amount represents the initial payment by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease. There was no revenue in the three month period ended March 31, 1999.

Research and development expenses were $3,174,000 and $345,000 for the three month periods ended March 31, 1999 and 2000, respectively. The decrease is due to the cessation of Colloral clinical trials and the elimination of research and development expenses except contract research support for The Brigham and Women's Hospital and costs associated with maintaining the Company's patent portfolio.

General and administrative expenses were $491,000 and $256,000 for the three month periods ended March 31, 1999 and 2000, respectively. The decrease in general and administrative expenses is due to the reduction of personnel costs.

Net interest income was $208,000 and $133,000 for the three month periods ended
March 31, 1999 and 2000, respectively.   The decrease is due to a lower balance
of cash available for investment.

The net loss was $3,457,000 for the three month period ended March 31, 1999 and net income was $3,532,000 for the three month period ended March 31, 2000. The change reflects the revenue generated in 2000 and the reduction of operating expenses. The net loss per share was $0.21 for the three months ended March 31, 1999 and net income per share was $0.21 for the three months ended March 31, 2000.

                                AUTOIMMUNE INC.

LIQUIDITY AND CAPITAL RESOURCES

The Company 's needs for funds have historically fluctuated from period to period as it has increased or decreased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities.

The Company's working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its products, the extent to which it proceeds by means of collaborative relationships and its competitive environment. The Company believes that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. At the appropriate time, the Company may intend to seek additional funding through public or private equity or debt financing, collaborative arrangements or from other sources. If additional funds are necessary but not available, the Company will have to modify its business strategy, and its business will be materially adversely affected.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of March 31, 2000, the Company's cash and cash equivalents and marketable securities totaled $10,261,000. Current liabilities at March 31, 2000 were $129,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests all of its cash in U.S. Treasury obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has material exposure to interest rate or market risk.

                                AUTOIMMUNE INC.


PART II - OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          10.32 Letter Agreement, dated January 31, 2000, between AutoImmune Inc. and Fletcher Spaght, Inc.++
          10.33 Agreement for Assignment of Patent Rights, dated effective as of January 29, 2000, among The Brigham and Women's Hospital, Inc., AutoImmune Inc. and Neuralab Limited++
          10.34 Letter Agreement, dated March 16, 2000 between AutoImmune Inc. and The Brigham and Women's Hospital Inc.++

          ++ The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this Exhibit with the Securities and Exchange Commission.

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        AUTOIMMUNE INC.

Date: May 15, 2000                      /s/ Robert C. Bishop
                                        ---------------------------------------
                                        Robert C. Bishop
                                        Chairman and Chief Executive Officer

                                        /s/ Heather A. Ellerkamp
                                        ---------------------------------------
                                        Heather A. Ellerkamp
                                        Director of Finance and Treasurer