Form 10-Q
period 2000-06-30
AUTOIMMUNE INC
filed 2000-08-14
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 2000               Commission File No. 0-20948
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


                  Yes       X              No  _______________
                       -----------


 Number of shares outstanding of the registrant's Common Stock as of July 31,
                                     2000:

       Common Stock, par value $.01            16,759,623 shares outstanding

                                AUTOIMMUNE INC.

                          QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                Page Number
Item 1 - Financial Statements

         Balance Sheet
                 December 31, 1999 and June 30, 2000..........................................................      2

         Statement of Operations
                 for the three and six months ended June 30, 1999 and 2000
                 and for the period from inception (September 9, 1988)
                 through June 30, 2000........................................................................      3

         Statement of Cash Flows
                 for the six months ended June 30, 1999 and 2000
                 and for the period from inception (September 9, 1988)
                 through June 30, 2000........................................................................      4

         Notes to the Unaudited Financial Statements..........................................................      5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................................................      7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ..........................................      8

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders..................................................      9

Item 6(b) - Reports on Form 8-K...............................................................................      9

Signatures....................................................................................................     10

                                AUTOIMMUNE INC.
                         (A development stage company)
                                 BALANCE SHEET
                                  (Unaudited)


                                                                           December 31,                June 30,
                                                                               1999                      2000
                                                                        -------------------       -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $         6,973,000       $         3,230,000
   Marketable securities                                                                  -                 6,892,000
   Interest receivable                                                                    -                         -
   Prepaid expenses and other current assets                                        109,000                     4,000
                                                                        -------------------       -------------------

          Total current assets                                                    7,082,000                10,126,000

Fixed assets, net                                                                         -                         -
                                                                        -------------------       -------------------

                                                                        $         7,082,000       $        10,126,000
                                                                        ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $            64,000       $            80,000
   Accrued expenses                                                                 607,000                    90,000
                                                                        -------------------       -------------------

          Total current liabilities                                                 671,000                   170,000
                                                                        -------------------       -------------------

Commitments and contingencies                                           -------------------       -------------------

Stockholders' equity:
   Common stock, $.01 par value; 25,000,000 shares
    authorized; 16,657,872 and 16,759,623 shares issued and
    outstanding at December 31, 1999 and June 30, 2000,
    respectively                                                                    167,000                   167,000
   Additional paid-in capital                                                   117,714,000               117,907,000
   Deficit accumulated during the development stage                            (111,470,000)             (108,118,000)
   Valuation allowance for marketable securities                                          -                         -
                                                                        -------------------       -------------------

          Total stockholders' equity                                              6,411,000                 9,956,000
                                                                        -------------------       -------------------

                                                                        $         7,082,000       $        10,126,000
                                                                        ===================       ===================

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                                                    Period from
                                                                                                                     inception
                                                      Three months ended              Six months ended          (September 9, 1988)
                                                    June 30,        June 30,        June 30,       June 30,           through
                                                      1999            2000            1999           2000          June 30, 2000
                                                 --------------  --------------  --------------  -------------  -------------------
Revenue:
     License rights                              $            -  $            -  $            -  $   4,000,000  $         4,000,000
     Option fees                                              -               -               -              -            2,200,000
     Research and development
       revenue under collaborative
       agreements                                             -               -               -              -              955,000
                                                 --------------  --------------  --------------  -------------  -------------------

        Total revenues                                        -               -               -      4,000,000            7,155,000
                                                 --------------  --------------  --------------  -------------  -------------------

Costs and expenses:
     Research and development:
        Related party                                   297,000          10,000         681,000        230,000           19,562,000
        All other                                     2,366,000         148,000       5,156,000        273,000           91,028,000
     General and administrative                         444,000         176,000         935,000        432,000           16,087,000
                                                 --------------  --------------  --------------  -------------  -------------------

        Total costs and expenses                      3,107,000         334,000       6,772,000        935,000          126,677,000
                                                 --------------  --------------  --------------  -------------  -------------------

Interest income                                         132,000         154,000         341,000        287,000           11,711,000
Interest expense                                              -               -          (1,000)             -             (303,000)
                                                 --------------  --------------  --------------  -------------  -------------------

                                                        132,000         154,000         340,000        287,000           11,408,000
                                                 --------------  --------------  --------------  -------------  -------------------

Net income (loss)                                $   (2,975,000) $     (180,000) $   (6,432,000)     3,352,000  $      (108,114,000)
                                                 ==============  ==============  ==============  =============  ===================


Net income (loss) per share-basic and diluted    $        (0.18) $        (0.01) $        (0.39)          0.20
                                                 ==============  ==============  ==============  =============

Weighted average common
     shares outstanding-basic and diluted            16,557,268      16,759,623      16,556,458     16,726,895
                                                 ==============  ==============  ==============  =============

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                                                                                 Period from
                                                                                                                  inception
                                                                                                             (September 9, 1988)
                                                                            Six months ended                        through
                                                                     June 30,               June 30,                June 30,
                                                                      1999                    2000                    2000
                                                               ------------------      ------------------   ---------------------
Cash flows from operating activities:
Net income (loss)                                              $       (6,432,000)     $        3,352,000   $        (108,114,000)
Adjustment to reconcile net loss to net cash
    used by operating activities:
     Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                                  -                       -                  48,000
     Patent costs paid with junior convertible
         preferred and common stock                                             -                       -                   3,000
     Depreciation and amortization                                        238,000                       -               4,464,000
     Loss on sale/disposal of fixed assets                                 (5,000)                      -                 642,000
     Decrease in capitalized patent costs                                       -                       -                 563,000
     Decrease in interest receivable                                       77,000                       -                       -
     (Increase) decrease in prepaid expenses                               46,000                 105,000                  (4,000)
     Increase (decrease) in accounts payable                              566,000                  16,000                  80,000
     Increase (decrease) in accrued expenses                              (47,000)               (517,000)                 90,000
                                                               ------------------      ------------------   ---------------------

          Net cash provided (used) by operating activities             (5,557,000)              2,956,000            (102,228,000)
                                                               ------------------      ------------------   ---------------------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities                   (4,343,000)             (6,892,000)           (268,612,000)
Proceeds from sale/maturity of available-for-sale marketable
    securities                                                         14,947,000                       -             250,709,000
Proceeds from maturity of held-to-maturity marketable
    securities                                                                  -                       -              11,011,000
Proceeds from sale of equipment                                             5,000                       -                 306,000
Purchase of fixed assets                                                  (51,000)                      -              (5,288,000)
Increase in patent costs                                                        -                       -                (563,000)
Increase in other assets                                                        -                       -                (125,000)
                                                               ------------------      ------------------   ---------------------

          Net cash provided (used) by investing activities             10,558,000              (6,892,000)            (12,562,000)
                                                               ------------------      ------------------   ---------------------

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                                    -                       -               2,872,000
Payments on obligations under capital leases                             (145,000)                      -              (2,872,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                                 -                       -              10,011,000
Proceeds from bridge notes                                                      -                       -                 300,000
Proceeds from issuance of common stock                                     14,000                 193,000             105,509,000
Proceeds from issuance of convertible notes payable                             -                       -               2,200,000
                                                               ------------------      ------------------   ---------------------

          Net cash provided (used) by financing activities               (131,000)                193,000             118,020,000
                                                               ------------------      ------------------   ---------------------

Net increase (decrease) in cash and cash equivalents                    4,870,000              (3,743,000)              3,230,000

Cash and cash equivalents, beginning of period                          4,801,000               6,973,000                       -
                                                               ------------------      ------------------   ---------------------

Cash and cash equivalents, end of period                       $        9,671,000      $        3,230,000   $           3,230,000
                                                               ==================      ==================   =====================

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


1.   Interim Financial Data

     The interim financial data as of June 30, 2000, for the three and six month periods ended June 30, 1999 and 2000 and for the period from inception (September 9, 1988) through June 30, 2000 are unaudited; however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1999 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.


2.   Cash Equivalents and Marketable Securities

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1999 and June 30, 2000:

                                                        December 31,             June 30,
                                                           1999                   2000
                                                       --------------         ------------
Money market                                               $  659,000         $    484,000
U.S. Government debt securities                             6,270,000            2,682,000
                                                       --------------         ------------

                                                           $6,929,000         $  3,166,000
                                                       ==============         ============


     The following is a summary of available-for-sale marketable securities held by the Company at June 30, 2000 which are carried at fair market value:

                                   Maturity          Fair        Unrealized    Unrealized     Amortized
                                     term            value         gains         losses         cost
                                 ------------   ------------   --------------  -----------  ------------
June 30, 2000
U.S. Government
  debt securities                within 1 year   $6,892,000       $      _       $    _     $ 6,892,000
                                                ===========   ===============  ===========  ============

     There were no marketable securities at December 31, 1999. All of the Company's marketable securities are classified as current at June 30, 2000 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and six month periods ended June 30, 1999 and 2000 were not significant.

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

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

3.   Fixed Assets

     Fixed assets consist of the following:

                                                  Estimated
                                                 useful life          December 31,           June 30,
                                                   (years)               1999                  2000
                                              -----------------     -----------------     ---------------
     Laboratory equipment                           2 - 5             $   160,000           $  160,000
                                                                      -----------           ----------

                                                                          160,000              160,000
     Less - accumulated depreciation and
        amortization                                                      160,000              160,000
                                                                      -----------           ----------

                                                                      $         -           $        -
                                                                      ===========           ==========

4.   Accrued Expenses

     Accrued expenses consist of the following:

                                                      December 31,                 June 30,
                                                         1999                        2000
                                                     ----------                  ---------
     Accrued employee costs                          $   37,000                  $       -
     Accrued professional fees                           92,000                     90,000
     Accrued severance                                  478,000                          -
                                                     ----------                  ---------
                                                     $  607,000                  $  90,000
                                                     ==========                  =========

5.   Comprehensive Income

     Comprehensive loss for the three month periods ended June 30, 1999 and 2000 was $2,975,000 and $180,000, respectively. Comprehensive loss for the six month period ended June 30, 1999 was $6,437,000 and comprehensive income for the six month period ended June 30, 2000 was $3,352,000.

     Net unrealized gain (loss) on marketable securities is comprised of the following:

                                                          Three months ended                       Six months ended
                                                                   June 30,                             June 30,
                                                            1999              2000               1999             2000
                                                       -------------      --------------    --------------     -------------
     Unrealized holding gain (loss) arising during
        the period                                         $ 2,000           $     -            $      -          $     -
     Reclassification adjustment for (gain) loss
        included in net income                              (2,000)                -              (5,000)               -
                                                       -----------           ------------       --------          ----------

     Net unrealized gain (loss) on marketable              $     -           $     -            $ (5,000)         $     -
     securities
                                                       ===========           ============       ========          ==========

                                AUTOIMMUNE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through June 30, 2000, the Company has incurred ongoing losses from operations and has cumulative losses as of June 30, 2000 totaling $108,114,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 2000 were earned in connection with the sale of certain patent rights, granting of certain short-term rights and contract research.

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

Three and Six Month Periods Ended June 30, 1999 and 2000

There was no revenue for the three month periods ended June 30, 1999 and 2000 or the six month period ended June 30, 1999. Revenue was $4,000,000 for the six month period ended June 30, 2000. This amount represents the initial payment by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease.

Research and development expenses were $2,663,000 and $158,000 for the three month periods ended June 30, 1999 and 2000, respectively. Research and development expenses were $5,837,000 and $503,000 for the six month periods ended June 30, 1999 and 2000, respectively. The decrease is due to the cessation of Colloral(R) clinical trials and the elimination of research and development expenses except contract research support for The Brigham and Women's Hospital and costs associated with maintaining the Company's patent portfolio.

General and administrative expenses were $444,000 and $176,000 for the three month periods ended June 30, 1999 and 2000, respectively. General and administrative expenses were $935,000 and $432,000 for the six month periods ended June 30, 1999 and 2000, respectively. The decrease in general and administrative expenses is due to the reduction of personnel costs.

Net interest income was $132,000 and $154,000 for the three month periods ended June 30, 1999 and 2000, respectively. The increase is due to a higher interest rate earned during the current period. Net interest income was $340,000 and $287,000 for the six month periods ended June 30, 1999 and 2000, respectively. The decrease is due to a lower balance of cash available for investment.

The net loss was $2,975,000 and $180,000 for the three month periods ended June 30, 1999 and 2000, respectively. The change reflects the cessation of Colloral(R) clinical trials and the elimination of operating expenses except contract research support for The Brigham and Women's Hospital and costs associated with maintaining the Company's patent portfolio and corporate structure. The net loss was $6,432,000 for

                                AUTOIMMUNE INC.

the six month period ended June 30, 1999 and net income was $3,352,000 for the six month period ended June 30, 2000. The change reflects the revenue generated in 2000 and the reduction of operating expenses. The net loss per share was $0.18 and $0.01 for the three months ended June 30, 1999 and 2000, respectively. The net loss per share was $0.39 for the six months ended June 30, 1999 and net income per share was $0.20 for the six months ended June 30, 2000.

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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of June 30, 2000, the Company's cash and cash equivalents and marketable securities totaled $10,122,000. Current liabilities at June 30, 2000 were $170,000.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests all of its cash in U.S. Treasury obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has material exposure to interest rate or market risk.

                                AUTOIMMUNE INC.



PART II - OTHER INFORMATION

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)   The Annual Meeting of Stockholders was held on May 25, 2000.
         (b) The following directors were elected to serve until the next Annual Meeting or until their successors are elected and qualified, by the following votes:

          Name                    Number of Votes For  Number of Votes Withheld
          ---------------------   -------------------  ------------------------
          Hugh A. D'Andrade       12,004,519           68,486
          Robert C. Bishop        12,017,511           55,494
          Allan R. Ferguson       11,984,879           88,126
          R. John Fletcher        11,984,489           88,516
          Henri A. Termeer        11,999,729           73,276

Item 6(b) - REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.



SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AUTOIMMUNE INC.


Date: August 14, 2000           /s/ Robert C. Bishop
                                ---------------------------------------------
                                Robert C. Bishop
                                Chairman and Chief Executive Officer


                                /s/ Heather A. Ellerkamp
                                ---------------------------------------------
                                Heather A. Ellerkamp
                                Director of Finance and Treasurer