Form 10-Q
period 2000-09-30
AUTOIMMUNE INC
filed 2000-11-14
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



FOR THE QUARTER ENDED SEPTEMBER 30, 2000      COMMISSION FILE NO. 0-20948
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


                             Yes     X         No
                                ------------      ----------


     Number of shares outstanding of the registrant's Common Stock as of
                               October 31, 2000:


      Common Stock, par value $.01         16,759,623 shares outstanding

                                AUTOIMMUNE INC.


                       QUARTER ENDED SEPTEMBER 30, 2000


                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                               Page Number

Item 1 - Financial Statements

     Balance Sheet
         December 31, 1999 and September 30, 2000.............      2

     Statement of Operations
         for the three and nine months ended September 30,
         1999 and 2000 and for the period from inception
         (September 9, 1988) through September 30, 2000.......      3

     Statement of Cash Flows
         for the nine months ended September 30, 1999 and 2000
         and for the period from inception (September 9, 1988)
         through September 30, 2000...........................      4

     Notes to the Unaudited Financial Statements..............      5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations........      7

Item 3 - Quantitative and Qualitative Disclosures
         about Market Risk ...................................      8


PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K...............................      9

Signatures....................................................     10

                                AUTOIMMUNE INC.
                         (A development stage company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                  December 31,    September 30,
                                                     1999             2000
                                                 ------------     ------------

ASSETS
Current assets:
    Cash and cash equivalents                    $  6,973,000     $ 10,049,000
    Marketable securities                                   -                -
    Interest receivable                                     -                -
    Prepaid expenses and other current assets         109,000           35,000
                                                 ------------     ------------
         Total current assets                       7,082,000       10,084,000

Fixed assets, net                                           -                -
                                                 ------------     ------------

                                                 $  7,082,000     $ 10,084,000
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $     64,000     $    145,000
    Accrued expenses                                  607,000           80,000
    Deferred revenue                                        -            2,000
                                                 ------------     ------------
         Total current liabilities                    671,000          227,000
                                                 ------------     ------------

Commitments and contingencies
                                                 ------------     ------------

Stockholders' equity:
    Common stock, $.01 par value; 25,000,000
     shares authorized; 16,657,872 and
     16,759,623 shares issued and outstanding at
     December 31, 1999 and September 30, 2000,
     respectively                                     167,000          168,000
    Additional paid-in capital                    117,714,000      117,907,000
    Deficit accumulated during the development
     stage                                       (111,470,000)    (108,218,000)
    Valuation allowance for marketable
     securities                                             -                -
                                                -------------     ------------
         Total stockholders' equity                 6,411,000        9,857,000
                                                -------------     ------------

                                                $   7,082,000     $ 10,084,000
                                                =============     ============

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                              Period from
                                                                                                               inception
                                             Three months ended               Nine months ended           (September 9, 1988)
                                        September 30,   September 30,     September 30,    September 30,        through
                                            1999            2000             1999              2000        September 30, 2000
                                        -------------   -------------   ---------------    -------------   ------------------
Revenue:
  License rights                        $           -   $       3,000   $             -    $   4,003,000   $    4,003,000
  Option fees                                       -               -                 -                -        2,200,000
  Research and development
   revenue under collaborative
   agreements                                       -               -                 -                -          955,000
                                        -------------   -------------   ---------------    -------------   --------------
              Total revenues                        -           3,000                 -        4,003,000        7,158,000
                                        -------------   -------------   ---------------    -------------   --------------

Costs and expenses:
  Research and development:
              Related party                   260,000          15,000           941,000          245,000       19,577,000
              All other                     2,420,000         126,000         7,576,000          400,000       91,155,000
  General and administrative                  332,000         118,000         1,267,000          550,000       16,205,000
                                        -------------   -------------   ---------------    -------------   --------------
              Total costs and expenses      3,012,000         259,000         9,784,000        1,195,000      126,937,000
                                        -------------   -------------   ---------------    -------------   --------------

Interest income                               151,000         157,000           492,000          444,000       11,868,000
Interest expense                               (1,000)              -            (2,000)               -         (303,000)
                                        -------------   -------------   ---------------    -------------   ---------------

                                              150,000         157,000           490,000          444,000       11,565,000
                                        -------------   -------------   ---------------    -------------   ---------------

Net income (loss)                       $  (2,862,000)  $     (99,000)  $    (9,294,000)   $   3,252,000   $ (108,214,000)
                                        =============   =============   ===============    =============   ==============

Net income (loss) per share-basic       $       (0.17)  $       (0.01)  $         (0.56)   $        0.19
                                        =============   =============   ===============    =============

Net income (loss) per share-diluted     $       (0.17)  $       (0.01)  $         (0.56)   $        0.19
                                        =============   =============   ===============    =============

Weighted average common
  shares outstanding-basic                 16,639,338      16,759,623        16,584,389       16,737,884
                                        =============   =============   ===============    =============

Weighted average common
  shares outstanding-basic                 16,639,338      16,759,623        16,584,389       17,303,059
                                        =============   =============   ===============    =============

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                               (Unaudited)

                                                                                                           Period from
                                                                                                            inception
                                                                                                       (September 9, 1988)
                                                                        Nine months ended                    through
                                                               September 30,         September 30,         September 30,
                                                                    1999                  2000                 2000
                                                               -------------         ------------        -----------------
Cash flows from operating activities:
Net income (loss)                                              $  (9,294,000)        $  3,252,000        $    (108,214,000)
Adjustment to reconcile net loss to net cash
    used by operating activities:
     Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                             -                    -                   48,000
     Patent costs paid with junior convertible
         preferred and common stock                                        -                    -                    3,000
     Depreciation and amortization                                   311,000                    -                4,464,000
     Loss on sale/disposal of fixed assets                            36,000                    -                  642,000
     Decrease in capitalized patent costs                                  -                    -                  563,000
     Decrease in interest receivable                                  77,000                    -                        -
     (Increase) decrease in prepaid expenses                          45,000               74,000                  (35,000)
     Increase (decrease) in accounts payable                        (208,000)              81,000                  145,000
     Increase (decrease) in accrued expenses                        (379,000)            (527,000)                  80,000
     Increase (decrease) in deferred revenue                               0                2,000                    2,000
                                                               -------------         ------------        -----------------
         Net cash provided (used) by operating activities         (9,412,000)           2,882,000             (102,302,000)
                                                               -------------         ------------        -----------------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities              (4,316,000)          (6,783,000)            (268,503,000)
Proceeds from sale/maturity of available-for-sale marketable      17,038,000            6,783,000              257,492,000
    securities
Proceeds from maturity of held-to-maturity marketable                      -                    -               11,011,000
    securities
Proceeds from sale of equipment                                      241,000                    -                  306,000
Purchase of fixed assets                                             (51,000)                   -               (5,288,000)
Increase in patent costs                                                   -                    -                 (563,000)
Increase in other assets                                                   -                    -                 (125,000)
                                                               -------------         ------------           --------------

         Net cash provided (used) by investing activities         12,912,000                    0               (5,670,000)
                                                               -------------         ------------           --------------

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                               -                    -                2,872,000
Payments on obligations under capital leases                        (193,000)                   -               (2,872,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                            -                    -               10,011,000
Proceeds from bridge notes                                                 -                    -                  300,000
Proceeds from issuance of common stock                               165,000              194,000              105,510,000
Proceeds from issuance of convertible notes payable                        -                    -                2,200,000
                                                               -------------         ------------           --------------
         Net cash provided (used) by financing activities            (28,000)             194,000              118,021,000
                                                               -------------         ------------           --------------
Net increase (decrease) in cash and cash equivalents               3,472,000            3,076,000               10,049,000

Cash and cash equivalents, beginning of period                     4,801,000            6,973,000                        -
                                                               -------------         ------------           --------------
Cash and cash equivalents, end of period                       $   8,273,000         $ 10,049,000           $   10,049,000
                                                               =============         ============           ==============

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL DATA

    The interim financial data as of September 30, 2000, for the three and nine month periods ended September 30, 1999 and 2000 and for the period from inception (September 9, 1988) through September 30, 2000 are unaudited, however, in the opinion of the Company, these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 1999 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1999 and September 30, 2000:

                                                  December 31,   September 30,
                                                     1999            2000
                                                  -----------    ------------

Money market                                      $   659,000    $ 7,144,000
U.S. Government debt securities                     6,270,000      2,773,000
                                                  -----------    -----------
                                                  $ 6,929,000    $ 9,917,000
                                                  ===========    ===========

     There were no marketable securities at December 31, 1999 or at September 30, 2000. Gross realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 1999 and 2000 were not significant.

     Marketable securities which were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

3.   FIXED ASSETS

     Fixed assets consist of the following:

                                        ESTIMATED
                                       USEFUL LIFE    DECEMBER 31, SEPTEMBER 30,
                                         (YEARS)         1999          2000
                                       -----------    -----------    --------

     Laboratory equipment                 2 - 5         $160,000     $160,000
                                                      -----------    --------
                                                         160,000      160,000
     Less - accumulated depreciation
        and amortization                                 160,000      160,000
                                                      -----------    --------

                                                        $      -     $      -
                                                      ===========    ========

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         1999          2000
                                                     ------------  ------------

     Accrued employee costs                            $  37,000      $      -
     Accrued professional fees                            92,000        80,000
     Accrued severance                                   478,000             -
                                                       ---------      --------
                                                       $ 607,000      $ 80,000
                                                       =========      ========

5.   Comprehensive Income

     Comprehensive loss for the three month periods ended September 30, 1999 and 2000 was $2,862,000 and $99,000, respectively. Comprehensive loss for the nine month period ended September 30, 1999 was $9,299,000 and comprehensive income for the nine month period ended September 30, 2000 was $3,252,000.

     Net unrealized gain (loss) on marketable securities is comprised of the following:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                     1999          2000      1999         2000
                                   --------      --------  --------     -------

      Unrealized holding gain
       (loss) arising during
       the period                  $      -      $      -  $      -     $     -
      Reclassification adjustment
       for (gain) loss included
       in net income                      -             -     (5,000)         -
                                   --------      --------  ---------    -------

     Net unrealized gain (loss) on
       marketable securities       $      -      $      -  $  (5,000)   $     -
                                   ========      ========  =========    =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Since its inception through September 30, 2000, the Company has incurred ongoing losses from operations and has cumulative losses as of September 30, 2000 totaling $108,214,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 2000 were earned in connection with the sale of certain patent rights, granting of certain short-term rights and contract research.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000

There was no revenue for the three and nine month periods ended September 30, 1999. Revenue was $3,000 for the three month period ended September 30, 2000 and $4,003,000 for the nine month period ended September 30, 2000. The $4,000,000 represents the initial payment by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease and the remainder represents the first of monthly license payments from Rycor Technology Investments Corporation which began in September 2000.

Research and development expenses were $2,680,000 and $141,000 for the three month periods ended September 30, 1999 and 2000, respectively. Research and development expenses were $8,517,000 and $645,000 for the nine month periods ended September 30, 1999 and 2000, respectively. The decrease is due to the cessation of Colloral clinical trials and the elimination of research and development expenses except contract research support for The Brigham and Women's Hospital and costs associated with maintaining the Company's patent portfolio.

General and administrative expenses were $332,000 and $118,000 for the three month periods ended September 30, 1999 and 2000, respectively. General and administrative expenses were $1,267,000 and $550,000 for the nine month periods September 30, 1999 and 2000, respectively. The decrease in general and administrative expenses is due to the reduction of personnel costs.

Net interest income was $150,000 and $157,000 for the three month periods ended September 30, 1999 and 2000, respectively. The increase is due to a higher interest rate earned during the current period. Net interest income was $490,000 and $444,000 for the nine month periods ended September 30, 1999 and
2000, respectively.   The decrease is due to an average lower balance of cash
available for investment.

                                AUTOIMMUNE INC.

The net loss was $2,862,000 and $99,000 for the three month periods ended September 30, 1999 and 2000, respectively. The change reflects the cessation of Colloral clinical trials and the elimination of operating expenses except contract research support for The Brigham and Women's Hospital and costs associated with maintaining the Company's patent portfolio and corporate structure. The net loss was $9,294,000 for the nine month period ended September 30, 1999 and net income was $3,252,000 for the nine month period ended September 30, 2000. The change reflects the revenue generated in 2000 and the reduction of operating expenses. The net loss per share was $0.17 and $0.01 for the three months ended September 30, 1999 and 2000, respectively. The net loss per share was $0.56 for the nine months ended September 30, 1999 and net income per share was $0.19 for the nine months ended September 30, 2000.

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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of September 30, 2000, the Company's cash and cash equivalents and marketable securities totaled $10,049,000. Current liabilities at September 30, 2000 were $227,000.


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


                                  AUTOIMMUNE INC.



Date: November 14, 2000           /s/ Robert C. Bishop
                                  ------------------------------------
                                  Robert C. Bishop
                                  Chairman and Chief Executive Officer


                                  /s/ Heather A. Ellerkamp
                                  ------------------------------------
                                  Heather A. Ellerkamp
                                  Director of Finance and Treasurer