Form 10-K405
period 2000-12-31
AUTOIMMUNE INC
filed 2001-03-30
CIK 879106

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

                                AUTOIMMUNE INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                   13-348-9062
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification Number)

      1199 Madia Street, Pasadena, CA                          91103
 (Address of principal executive offices)                    (Zip Code)

                                (626) 792-1235
             (Registrant's telephone number, including area code)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $9,213,520. As of March 15, 2001, there were outstanding 16,919,623 shares of the registrant's Common Stock, $0.01 par value.

                      Documents Incorporated by Reference

  Portions of the Company's definitive proxy statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2000 are incorporated by reference into Part III hereof as provided therein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  AutoImmune believes it is the leading company developing therapeutics based upon the concepts of mucosal tolerance. The status of each of AutoImmune's principal products is as follows:

  Colloral(R)--AutoImmune has completed ten human clinical trials of Colloral involving over 1,900 patients to investigate its use in treating rheumatoid arthritis. The results of the Phase III trial were announced in September 1999. The drug was demonstrated to be very safe, but did not meet the primary endpoints specified in the protocol. Consistent with the data seen in previous trials, substantial improvements from baseline were noted in the Colloral treated group for each of the primary clinical efficacy measures. Unfortunately, the size of the placebo response was much greater than previously observed. AutoImmune subsequently ceased efforts to obtain approval of Colloral as a pharmaceutical product. The Company has completed a market analysis of the opportunity for Colloral as a nutraceutical and has filed a "Notice of New Dietary Ingredient" with the FDA. AutoImmune is seeking a marketing/distribution partner for Colloral to help realize this potential.

  AI 401--Under a non-exclusive license for research purposes only, Eli Lilly and Company ("Lilly") has supported three different Phase II clinical trials to demonstrate human proof of principle for AI 401 in patients newly diagnosed with Type 1 diabetes. The results from the last of these studies is expected to be made public during calendar year 2001. In addition, Lilly is providing AI 401 for the Diabetes Prevention Trial (DPT-1) being conducted by the National Institute for Health ("NIH"). The oral arm of this trial, which is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Patient enrollment in the oral arm of DPT-1 is approximately 65% complete.

  Products for Multiple Sclerosis--The Company has entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. ("Teva"). This agreement covers the development by Teva of an oral formulation of Copaxone(R) (glatiramer acetate), Teva's currently available injectable drug for multiple sclerosis. The new formulation uses the Company's proprietary technology for oral tolerance and entered efficacy trials for marketing approval during March 2000. The results of these trials are expected to be available near the end of 2001.

  In August 2000, the Company entered an agreement with Rycor Technology Investments Corp. under which it granted Rycor an exclusive license to AutoImmune's patents pertaining to an injectable therapy for the treatment of multiple sclerosis. Rycor has stated it hopes to initiate late stage clinical trials on this product before the end of 2001.

  Products for Alzheimer's disease--In March, 2000, the Company entered into an agreement under which a subsidiary of Elan Plc purchased all of AutoImmune's rights to certain patent applications involving the treatment of Alzheimer's Disease. Under the terms of the agreement, AutoImmune received $4 million in cash at signing and will receive up to $3 million in contingent payments over the next two years. At the time the future payments are made, the subsidiary of Elan Plc will receive warrants to purchase up to 750,000 shares of AutoImmune common stock at the market price for AutoImmune shares when the warrants are issued.

  Autoimmune diseases represent a major worldwide health care problem in terms of the number of people affected. The Company believes that each of these products under development offers the potential for a therapeutic breakthrough.

  The Company was incorporated in Delaware in September 1988 as AutoImmune Technologies, Inc. The Company changed its name to AutoImmune Inc. in July 1991. The principal executive address of AutoImmune is 1199 Madia Street, Pasadena, CA, and its telephone number is (626) 792-1235.

Strategy

  The Company's objective is to become a leading provider of therapeutic products to treat immune system disorders. The key elements of the Company's strategy include the following:

  Leveraging the Company's Technology Platform. The Company believes its technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. In addition to the development efforts on products described above, the Company continues to support research on other potential applications of its technology, with an initial focus on atherosclerosis. The Company has, and plans to continue to seek, licensing arrangements, joint ventures or other collaborative agreements to assist in financing the development and commercialization of its products. This strategy resulted in the Company's collaboration with Lilly for clinical testing of its products to treat autoimmune-mediated diabetes and the Company's agreement with Teva relating to the development of an oral formulation of Copaxone. It also resulted in the Company's agreement with Oragen Inc., under which AutoImmune received an equity position in OraGen for providing consulting services related to the development of products using mucosal tolerance for the treatment of certain sequelae of infectious diseases. More recently, it resulted in the Company's agreement with a subsidiary of Elan Plc relating to their purchase of all of AutoImmune's rights to certain patent applications involving the treatment of Alzheimer's Disease, and the Company's agreement with Rycor.

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

  Protecting the Company's Competitive Position. From its inception, the Company has sought to establish a strong proprietary position. As of December 31, 2000, the Company had pending 13 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 90 U.S. and foreign patents, including seven U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; three U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; four U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; four U.S. patents covering treatment of multiple sclerosis by oral administration of bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen;

one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed respectively to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; and one U.S. patent covering a method for preparing Type II collagen. The European and Japanese Patent Offices have each granted a patent to the Company covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but oppositions (proceedings challenging their validity) have been filed against these patents by a third party. The Japanese Patent Office has issued a decision adverse to the patent, but the Company has filed a response, and that decision is under review at present. The Company prevailed in the opposition to its European Patent and the patent remains in force.

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

Autoimmune Diseases

  The human immune system is the major biological defense mechanism responsible for recognizing and fighting disease. The immune system distinguishes foreign substances (antigens) from the body's tissue and rids the body of a wide variety of disease-causing antigens such as bacteria and viruses. T cells, which circulate in the blood, are a major component of this system. There are several types of T cells which play a critical role in recognizing antigens, carrying out the immune response, and regulating the resulting chain of events. These include "helper" T cells, which release factors to amplify the immune response, "killer" T cells, which attack and destroy other cells displaying the targeted antigen, and "regulatory" T cells, which release factors to down-regulate or suppress the immune response and keep it in control.

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

  There is currently no method known for curing autoimmune diseases. They are chronic and require lifelong treatment. Treatments tend to fall into two major categories. The first category involves compounds for palliative treatment, such as anti-inflammatory agents and pain killers for rheumatoid arthritis or insulin for diabetes. In some forms of the diseases, there is no acceptable method of treating even the symptoms. The second category involves the administration of non-specific immunosuppressants, which indiscriminately shut down multiple parts of the immune system. These immunosuppressants usually have serious toxicity and side effect problems with long-term use.

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


                       PRINCIPAL PRODUCTS IN DEVELOPMENT

   Product      Disease/Condition   Development Status
   -------      ------------------- ------------------------------------------------
   Colloral(R)  Rheumatoid          Filed a "Notice of New Dietary Ingredient" with
                 Arthritis          the FDA. Currently seeking a
                                    marketing/distribution partner to help realize
                                    the value of this product in the nutraceutical
                                    market.

   AI 401       Type 1 diabetes     Phase II trials in progress


  Rheumatoid Arthritis. Colloral, AutoImmune's proprietary oral formulation of Type II collagen, completed a Phase III human clinical trial in September 1999. This 772 patient study was designed as the final pivotal trial for regulatory approval as a pharmaceutical product. More than 1,200 patients had been involved in the five Phase II Colloral trials completed prior to the start of the Phase III. Integrated data analysis from the five

Phase II trials showed that Colloral is significantly more efficacious than placebo, the optimum dose is 60 micrograms, and the safety profile is unsurpassed. The results of the Phase III trial showed that, despite substantial improvements from baseline noted in the Colloral treated group for each of the "core four" measures, the drug did not meet the primary endpoint specified in the protocol because of a very large placebo response. AutoImmune subsequently ceased efforts to obtain approval of Colloral as a pharmaceutical product. The Company has completed a market analysis of the opportunity for Colloral as a nutraceutical and has filed a "Notice of New Dietary Ingredient" with the FDA. AutoImmune is seeking a marketing/distribution partner for Colloral to help realize this potential.

  It is estimated that 1% of the worldwide population suffers from rheumatoid arthritis. In the United States, there are 2.1 million patients with rheumatoid arthritis, including more than 70,000 patients with juvenile rheumatoid arthritis. There is no known cure, but several approaches are used in an attempt to alleviate two major symptoms of the disorder, pain and inflammation. A number of pain relievers are widely used, but most have undesirable side effects. Similarly, a wide variety of anti-inflammatory agents, ranging from aspirin to NSAIDs, are used with varying degrees of success. The NSAIDs used to alleviate pain and inflammation have undesirable gastrointestinal side effects that limit their use. None of the available NSAIDs work with consistent efficacy on all types of patients. Several companies have introduced a new class of NSAIDs described as COX-2 inhibitors. These products, which began to enter the market in 1999, alleviate some of the gastrointestinal side effects currently seen with traditional NSAIDS. Broad immunosuppressants are also used to treat rheumatoid arthritis but toxicity limits their use. Additionally, there are two biologic products, Enbrel and Remicade, which have been approved by the FDA for the treatment of rheumatoid arthritis. Both products, which are injectables, are TNF (tumor necrosis factor) inhibitors. Several different types of non-pharmaceutical preparations are also used by patients with rheumatoid arthritis, including a number of nutraceutical products.

  Type 1 Diabetes. In December 1994, the Company entered into a collaborative agreement with Lilly under which Lilly provided support for clinical testing of the Company's autoimmune-mediated (Type 1) diabetes product. This agreement was terminated in the first quarter of 1999 as a result of Lilly's failure to make a required milestone payment. Lilly is obligated to complete the trials now underway and to provide the Company with full access to the data therefrom, including the right to use such data for any purpose. Under a non-exclusive license for research purposes only, Lilly sponsored investigators have completed three different Phase II clinical trials to demonstrate human proof of principle for AI 401. The U.S. study is a one-year, double-blind, placebo-controlled trial with 200+ patients, designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. Interim data reported in June 1997 showed AI-401 to benefit adult patients who were diagnosed with Type 1 diabetes at age 20 and greater. The final results of this trial are expected to be made public during calendar year 2001. A second Phase II trial, involving approximately 150 patients, was conducted in France. The third trial was conducted in Italy with approximately 80 patients. The results of these latter two trials have been published and show no therapeutic effect in younger patient populations. In addition, Lilly is providing AI 401 for the Diabetes Prevention Trial (DPT-1) being conducted by the NIH. This trial, which began in September 1996 and is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Enrollment in DPT-1 is approximately 65% complete.

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

  Multiple Sclerosis. In the second quarter of 1997, the Company ceased independent efforts to develop a product for the treatment of multiple sclerosis and began evaluating opportunities to collaborate with third parties in the development of such a product. In this regard, the Company entered into an exclusive agreement with Teva. The agreement covers the development by Teva of an oral formulation of Copaxone(R) (glatiramer acetate), Teva's currently available injectable drug for multiple sclerosis. This oral formulation would use the Company's proprietary technology for oral tolerance and entered efficacy trials during March 2000. The results of these trials are expected to be available near the end of 2001. AutoImmune will receive a $10 million milestone payment upon product approval and escalating royalties on cumulative sales of products covered by the agreement.

  In August 2000, the Company entered an agreement with Rycor Technology Investments Corp. under which it granted Rycor an exclusive license to AutoImmune's patents pertaining to an injectable therapy for the treatment of multiple sclerosis. Rycor says in hopes to initiate a late stage clinical trial on its product before the end of 2001. If successful, AutoImmune will receive an escalating royalty on cumulative sales of all products covered by the Rycor agreement.

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

Additional Products and Research Programs

  The Company's additional research and development efforts are focused on expanding the applications of mucosal tolerance therapy. The Company believes its mucosal tolerance approach may lead to treatments for cell-mediated inflammatory diseases including atherosclerosis and psoriasis.

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

  Currently, the Company is not producing any products for clinical or commercial use. If and when a partner is found to market Colloral as a nutraceutical product, the Company may rely upon a contract manufacturer. The Company placed all of the equipment used to produce Colloral for the clinical trials in storage.

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

  The Brigham and Women's Hospital. The Brigham and Women's Hospital, Inc. ("BWH"), a teaching hospital affiliated with Harvard Medical School, has been performing sponsored research for the Company since 1988. The current agreement extends until June 30, 2001 and is rerenewable for additional one year periods by mutual consent. The research budget at BWH provides for expenditures by AutoImmune of approximately $60,000 during the twelve months ending June 30, 2001. Under certain circumstances, the Company may reduce its level of expenditures. The Company will own or have exclusive rights to all inventions, improvements and discoveries made at BWH and resulting from the research program, subject to certain rights retained by the U.S. government in any patentable invention conceived or first reduced to practice using federal funds. The Company will pay to BWH (i) a royalty on all products sold by the Company that are subject to a patent covering an invention developed under the research program or as to which rights were acquired by the Company from BWH, and (ii) a percentage of any upfront payments and/or royalties received by AutoImmune with respect to sales of such products by others. BWH may also receive a percentage of any milestone payments which the Company is entitled to receive from licensees or other transferees of such a patent after the first commercial sale of a product covered by a patent. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

  BWH is a shareholder of the Company. Both of the scientists who made the discoveries which led to the founding of AutoImmune are affiliated with BWH.

Patents and Proprietary Rights

  The establishment of a strong proprietary position is an important element of AutoImmune's strategy. As of December 31, 2000, the Company had pending 13 original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 90 U.S. and foreign patents, including seven U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; three U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; four U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; four U.S. patents covering treatment of multiple sclerosis by oral administration of bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed respectively to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; and one U.S. patent covering a method for preparing Type II collagen.

  The European and Japanese Patent Offices have each granted a patent to the Company covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases, but oppositions (proceedings challenging their validity) have been filed against these patents by a third party. The Japanese Patent

Office has issued a decision adverse to the patent, but the Company has filed a response, and that decision is under review at present. The Company prevailed in the opposition to its European patent and the patent remains in force.

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

  AutoImmune believes that its pharmaceutical products under development will be classified by the FDA as "biologic products," while others may be classified as "drug products." As part of its regulatory strategy, the Company intends to direct some of its products into the Biologics Divisions of the FDA. While both biologics and drugs can qualify for Orphan Drug status, biologics, once approved, have no current provision for subsequent competitors to market generic versions. Each biologic, even if it has the same composition and is for the same indication as a regulatory approved biologic, must undergo the entire development process in order for a competitive firm to obtain FDA approval for it.

  New drug or biological products require several steps in order to receive regulatory approval, including (i) preclinical laboratory and animal tests;
(ii) submission by the Company or an individual physician to the FDA of an application for an IND, or submission to a research institution of an Institutional Review Board for approval of intrastate trials, one of which must become effective before human clinical trials may start; (iii) the performance of well-controlled clinical trials; and (iv) the submission of an NDA or BLA containing the results of clinical trials and methods of manufacture of the product prior to commercial sale or shipment of the product. During the approval process, the FDA must confirm that good laboratory and clinical practices were maintained during product testing as well as good manufacturing practices were employed in product manufacture.

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

  AutoImmune believes that its nutraceutical products under development will be classified by the FDA as dietary supplements and subject to regulation under the Dietary Supplement Health and Education Act of 1994.

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

Employees

  As of March 15, 2001, AutoImmune has no full time employees. Two former employees, the President and Director of Finance, are currently working for the Company as consultants.

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

  History of Operating Losses; Lack of Product Revenues. From its inception in 1988 through December 31, 2000, the Company accumulated net losses of $108,318,000. The Company expects to incur losses as the

Company continues its research and pursues the nutraceutical market, technology outlicensing and other opportunities. The Company's ability to achieve profitable operations depends on the Company successfully completing the development of its products, obtaining any required regulatory approvals and manufacturing and marketing its products. There can be no assurance that the Company will achieve profitable operations at any time.

  The Company's revenues to date have been earned in connection with collaborative/licensing agreements and the granting of short term rights. The Company has granted to Teva exclusive worldwide patent rights to the multiple sclerosis and myasthenia gravis applications of its technology. These rights were granted in return for payments if certain milestones are achieved and royalties based on sales, if any. In addition, the Company has sold to a subsidiary of Elan Plc all of AutoImmune's patent rights to the Alzheimer's application of its technology. Signing of this agreement triggered a $4,000,000 payment to the Company in March 2000 with contingent payments of up to $3 million due over the next two years. There can be no assurance that the Company will derive any revenues from the Teva agreement or any additional revenues from the sale of AutoImmune's patent rights to the Alzheimer's application of its technology. The Company's agreement with Rycor provides for monthly diligence payments which escalate annually. If Rycor chooses to terminate the agreement, its obligation to make such diligence payments will cease. At present, there are no other agreements that entitle the Company to receive revenues.

  Additional Financing Requirements and Access to Capital. Since inception, the Company has raised net proceeds of $116,000,000 from the sale of equity securities in private placements and public stock offerings. The Company may require substantial funds to perform further research and development. Based upon its budget for calendar year 2001, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. Thereafter, or if the Company's operations change substantially, the Company may need to raise substantial additional capital to fund its operations, including clinical trials and commercialization efforts.

  The Company may seek such additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity or otherwise modify its business strategy. Such a reduction would have material adverse effects on the Company.

  Dependence on Collaborative Agreements. One of the Company's historic objectives has been to enter into licensing agreements or joint ventures with established pharmaceutical companies for products to be sold in foreign markets or for products to treat diseases which involve large physician audiences and/or which are expected to have longer regulatory approval cycles. The Company has an agreement with Teva with respect to multiple sclerosis and myasthenia gravis products, with Lilly for research on diabetes products, and with Rycor for a product to treat multiple sclerosis. There can be no assurance that the Company will be able to negotiate other acceptable arrangements in the future, to the extent the Company desires to do so, or that such arrangements will be successful.

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

  Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents and Orphan Drug protection, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent the Company's rights. The Company has received or has exclusive rights to 90 U.S. and foreign patents. The Company has filed and is actively pursuing numerous applications for additional U.S. and foreign patents, and is an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent Office or enforced by the federal courts. Thus, there can be no assurance that any patents issued to the Company will provide the Company with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede the ability of the Company to do business or that third parties will not be able to circumvent the Company's patents, that any of the Company's patent applications will result in the issuance of patents or that the Company will develop additional proprietary products that are patentable. Certain of the Company's foreign patents are currently subject to or under opposition, a proceeding which, if resolved adversely to the Company, can result in revocation of a patent or curtailment of its claim scope. See "Strategy--Protecting the Company's Competitive Position." There can be no assurance that the Company will prevail in such oppositions. Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of the Company's products, or, if patents are issued to the Company, design around the patented products developed by the Company. Although the Company has obtained Orphan Drug status in the United States for some of its products, it also must be the first to market an effective treatment for a particular disease in order to obtain the protections afforded to Orphan Drugs.

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

Item 2. Properties.

  The Company is currently operating in a virtual mode utilizing the personal office spaces of the President and the Director of Finance and therefore no leases are required. The principal executive office of the Company is located at the President's personal office in Pasadena, California.

Item 3. Legal Proceedings.

  The Company is not a party to any litigation or legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's common stock is traded on the Nasdaq National Market under the symbol AIMM. The following table shows the quarterly high and low closing price on Nasdaq for a share of the Company's common stock for the fiscal years ended December 31, 1999 and 2000.

                                      Price range of
                                       common stock
                                      ---------------
                                       High     Low
                                      ------- -------
Fiscal year ending December 31, 1999
  First quarter                       $  2.50 $  1.94
  Second quarter                      $  2.44 $  1.94
  Third quarter                       $  4.00 $  0.56
  Fourth quarter                      $  1.19 $  0.41
Fiscal year ending December 31, 2000
  First quarter                       $  5.87 $  0.84
  Second quarter                      $  2.44 $  1.28
  Third quarter                       $  2.56 $  1.44
  Fourth quarter                      $  2.50 $  1.34

  As of March 26, 2001, there were 217 record holders and approximately 8,250 total shareholders of the Company's common stock.

  AutoImmune has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, and therefore does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

Item 6. Selected Financial Data.

  The selected financial data set forth below are derived from financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The balance sheet at December 31, 1999 and 2000 and the related statements of operations and of cash flows for the three years ended December 31, 2000 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Form 10-K.

                                        For the year ended December 31,
                         ------------------------------------------------------------------
                             1996          1997          1998          1999         2000
                         ------------  ------------  ------------  ------------  ----------
Statement of Operations
 Data:
Revenue:
 License rights......... $         --  $         --  $         --  $         --  $4,010,000
                         ------------  ------------  ------------  ------------  ----------
   Total revenue........           --            --            --            --   4,010,000
                         ------------  ------------  ------------  ------------  ----------
Costs and expenses:
 Research and
  development:
  Related party.........    2,158,000     1,880,000     1,314,000     1,170,000     260,000
  All other.............   22,029,000    15,426,000    11,496,000     7,649,000     522,000
 General and
  administrative........    2,414,000     2,214,000     1,712,000     2,416,000     679,000
                         ------------  ------------  ------------  ------------  ----------
   Total costs and
    expenses............   26,601,000    19,520,000    14,522,000    11,235,000   1,461,000
                         ------------  ------------  ------------  ------------  ----------
Income (loss) from
 operations.............  (26,601,000)  (19,520,000)  (14,522,000)  (11,235,000)  2,549,000
Interest income, net....    3,117,000     1,995,000     1,337,000       570,000     599,000
                         ------------  ------------  ------------  ------------  ----------
Net income (loss)....... $(23,484,000) $(17,525,000) $(13,185,000) $(10,665,000) $3,148,000
                         ============  ============  ============  ============  ==========
Net income (loss) per
 share--basic........... $      (1.44) $      (1.07) $      (0.80) $      (0.64) $     0.19
                         ============  ============  ============  ============  ==========
Net income (loss) per
 share--diluted......... $      (1.44) $      (1.07) $      (0.80) $      (0.64) $     0.18
                         ============  ============  ============  ============  ==========
Weighted average common
 shares outstanding--
 basic..................   16,303,051    16,385,629    16,491,701    16,602,911  16,743,349
                         ============  ============  ============  ============  ==========
Weighted average common
 shares outstanding--
 diluted................   16,303,051    16,385,629    16,491,701    16,602,911  17,288,172
                         ============  ============  ============  ============  ==========

                                                    December 31,
                         -----------------------------------------------------------------------
                             1996          1997          1998           1999           2000
                         ------------  ------------  -------------  -------------  -------------
Balance Sheet Data:
Cash, cash equivalents
 and marketable
 securities............. $ 49,310,000  $ 30,025,000  $  17,528,000  $   6,973,000  $   9,883,000
Working capital.........   45,453,000    28,983,000     16,325,000      6,411,000      9,753,000
Total assets............   52,462,000    31,498,000     18,326,000      7,082,000      9,955,000
Capital lease
 obligations less
 current maturities.....      627,000       193,000             --             --             --
Deficit accumulated
 during development
 stage..................  (70,095,000)  (87,620,000)  (100,805,000)  (111,470,000)  (108,322,000)
Total stockholders'
 equity.................   47,341,000    29,880,000     16,917,000      6,411,000      9,753,000

--------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

 Overview

  Since its inception through December 31, 2000, the Company has incurred ongoing losses from operations and has cumulative losses as of December 31, 2000 totaling $108,318,000. To date, the Company has not recorded any revenue from the sale of products. Revenue recorded through December 31, 2000 was earned in connection with license rights, contract research and the granting of certain short-term rights.

  The Company expects to remain in the development stage for the foreseeable future and accordingly expects to continue to incur substantial losses.

 Years Ended December 31, 1999 and 2000

  No revenues were earned in the year ended December 31, 1999. Revenue totaling $4,010,000 was earned in the year ended December 31, 2000. The $4,000,000 represents the initial payment by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease and the remainder represents the first four months of monthly license payments from Rycor Technology Investments Corporation which began in September 2000.

  Research and development expenses were $8,819,000 in 1999, as compared with $782,000 for the year ended December 31, 2000. The decrease is due to the cessation of Colloral clinical trials at the end of the third quarter of 1999 and the elimination of research and development expenses except contract research support for The Brigham and Women's Hospital and costs associated with maintaining the Company's patent portfolio.

  General and administrative expenses were $2,416,000 in 1999, as compared with $679,000 for the year ended December 31, 2000. The decrease is due to the reduction of personnel costs.

  Net interest income was $570,000 in 1999, as compared with $599,000 for the year ended December 31, 2000. The increase is due to a higher average interest rate earned during 2000 than 1999.

  The net loss was $10,665,000 in 1999 and net income was $3,148,000 for the year ended December 31, 2000. The net loss per share basic and diluted was $0.64 for the year ended December 31, 1999. For the year ended December 31, 2000, the net income per share basic was $0.19 and the net income per share diluted was $0.18. The change reflects the cessation of clinical trials and the reduction in corporate activity.

  In September 1999, the Company announced disappointing results from the Phase III trial of Colloral, its product for rheumatoid arthritis. Very soon thereafter, the Company began a corporate downsizing which was completed by year end and resulted in the elimination of all full time employees. In 1999, the Company recorded $1,495,000 of restructuring costs consisting of severance charges of $1,454,000 and a net loss on equipment disposal of $41,000. There were no restructuring costs incurred subsequent to 1999. Two former employees, the President and Director of Finance, signed consulting agreements with the Company to provide corporate business development and reporting services on an as needed basis in the future.

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

  The Company's working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical companies and its competitive environment. Based upon its budget for the calendar year 2001, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. At the appropriate time, the Company may seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce certain areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy. Such a reduction would have a material adverse effect on the Company.

  In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 2000, the Company's cash and cash equivalents and marketable securities totaled $9,883,000. Current liabilities at December 31, 2000 were $202,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information called for by this Item and not provided below is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 2000.

Executive officer information is as follows:

  Robert C. Bishop, Ph.D., age 58, became a director of the Company in May 1992, when he was also elected President and Chief Executive Officer. In May 1999, Dr. Bishop was elected Chairman of the Board. For more than five years prior to joining the Company, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President, Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President, Therapeutics for Allergan's worldwide pharmaceutical, surgical and neurotoxin businesses from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Quintiles Transnational Corp., a contract research, sales and marketing company serving the health care industry. Dr. Bishop is also a director of Millipore Corporation, a purification technologies/systems company serving the microelectronics, biopharmaceutical and analytical laboratories markets. Effective December 31, 1999, Dr. Bishop ceased as an employee of AutoImmune and is working in the same capacity on a consultant basis.

  Heather A. Ellerkamp, CPA, age 36, joined the Company in February 1994. Since June 1997, Ms. Ellerkamp has been Director of Finance and Treasurer of the Company, and from February 1994 to June 1997, she held various financial positions with the Company, including controller. From 1992 to 1994, she was employed by Kendall Square Research Corporation, most recently as Corporate Accounting Manager and Assistant Controller. Ms. Ellerkamp received her B.A. degree in Management Science from the University of California, San Diego and her M.B.A. from the University of Michigan. Effective November 19, 1999, Ms. Ellerkamp ceased as an employee of AutoImmune and is working in the same capacity on a consultant basis.

Item 11. Executive Compensation.

  Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions.

  Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

                                                                         Page
                                                                         ----
Report of Independent Accountants                                        F-2

Balance Sheet at December 31, 1999 and 2000                              F-3

Statement of Operations for the three years ended December 31, 2000 and for the period from inception (September 9, 1988) through December 31,
 2000                                                                    F-4

Statement of Changes in Stockholders' Equity for the period from
 inception (September 9, 1988) through December 31, 2000                 F-5

Statement of Cash Flows for the three years ended December 31, 1999 and for the period from inception (September 9, 1988) through December 31,
 2000                                                                    F-6

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

   4.2   --Rights Agreement dated as of May 19, 1995(3)

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


 Exhibit
 Number  Exhibit Description
 ------- -------------------
  10.11  --Amended Consulting Agreement, dated July 1992, and Amended and
          Restated Consulting Agreement, dated November 1988, between
          AutoImmune Inc. and David A. Hafler, M.D.(2)

  10.12  --Consulting Agreement, dated February 1, 1989, between AutoImmune
          Inc. and James P. Tam, Ph.D.(2)

  10.13  --Scientific Advisory Board Agreement, dated August 5, 1992, and
          Consulting Service Agreement, dated August 5, 1992, between
          AutoImmune Inc. and Jack L. Strominger, M.D.(2)

  10.14  --Scientific Advisory Board Agreement, dated August 11, 1992, between
          AutoImmune Inc. and Herman N. Eisen, M.D.(2)

  10.15  --Scientific Consultant Agreement, dated July 16, 1992, between
          AutoImmune Inc. and Henry Oettinger, Ph.D.(2)

  10.16  --Nonemployee Director Stock Option Plan(4)

  10.17  --Employee Stock Purchase Plan(5)

  10.18  --License and Collaboration Agreement dated December 1, 1994 between
          AutoImmune Inc. and Eli Lilly and Company(6)+

  10.19  --First Amendment to Lease dated October 31, 1993 between AutoImmune
          Inc. and Ledgemont Realty Trust(7)

  10.20  --Second Amendment to Lease dated February 1, 1996 between AutoImmune
          Inc. and Ledgemont Realty Trust(7)

  10.21  --Third Amendment to Lease dated October 23, 1996 between AutoImmune
          Inc. and Ledgemont Realty Trust(8)

  10.22  --Sublease agreement dated November 1, 1997 between AutoImmune Inc.
          and Antigenics, LLC(8)

  10.23  --Consent to Sublease Agreement dated November 1, 1997 between
          AutoImmune Inc., Antigenics, LLC, and Ledgemont Realty Trust(8)

  10.24  --1998 Stock Option Plan(9)

  10.25 --Development and License Agreement dated as of December 4, 1998 between AutoImmune Inc. and Teva Pharmaceutical Industries Ltd.(10)+

  10.26  --Sublease Termination Agreement dated June 15, 1998 between
          AutoImmune Inc. and Antigenics, LLC (10)

  10.27  --Fourth Amendment to Lease dated July 17, 1998 between AutoImmune
          Inc. and Ledgemont Realty Trust(10)

  10.28  --Consulting Agreement dated January 3, 2000 between AutoImmune Inc.
          and Robert C. Bishop, Ph.D.(11)

  10.29  --Consulting Agreement dated November 20, 1999 between AutoImmune Inc.
          and Heather A. Ellerkamp(11)

  10.30  --Consulting Agreement dated September 20, 1999 between AutoImmune
          Inc. and Fletcher Spaght, Inc.(11)

  10.31  --Letter Agreement dated January 31, 2000 between AutoImmune Inc. and
          Fletcher Spaght, Inc.(12)+

  10.32 --Agreement for Assignment of Patent Rights, dated effective as of January 29, 2000 among The Brigham and Women's Hospital, Inc.,
          AutoImmune Inc. and Neuralab Limited(12)+

  10.33  --Letter Agreement dated March 16, 2000 between AutoImmune Inc. and
          The Brigham and Women's Hosptial Inc.(12)+

Exhibit
Number      Exhibit Description
-------     -------------------

23          --Consent of Pricewaterhousecoopers LLP

--------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-55430).
(3) Incorporated by reference to the Company's Current Report in Form 8-K filed with the Securities and Exchange Commission on May 26, 1995 (File No. 0-20948).
(4) Incorporated by reference to Appendix A to the Company's definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 17, 1994 (Registration No. 33-82972).
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1998 (Registration No. 333-68309).
(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
 + The Company has been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the last quarter of 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

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


/s/ Robert C. Bishop                   Chairman, President and      March 30, 2001
______________________________________  Chief Executive Officer
Robert C. Bishop
(Principal Executive Officer)

/s/ Heather A. Ellerkamp               Director of Finance and      March 30, 2001
______________________________________  Treasurer
Heather A. Ellerkamp
(Principal Financial and Accounting
Officer)

/s/ Hugh A. D'Andrade                  Director                     March 30, 2001
______________________________________
Hugh A. D'Andrade

/s/ Allan R. Ferguson                  Director                     March 30, 2001
______________________________________
Allan R. Ferguson

/s/ R. John Fletcher                   Director                     March 30, 2001
______________________________________
R. John Fletcher

/s/ Henri A. Termeer                   Director                     March 30, 2001
______________________________________
Henri A. Termeer

AutoImmune Inc.
(a development stage company)

Index to Financial Statements

                                                                          Page
                                                                          ----
Financial Statements:

  Report of Independent Accountants                                       F-2

  Balance Sheet at December 31, 1999 and 2000                             F-3

  Statement of Operations for the three years ended December 31, 2000 and for the period from inception (September 9, 1988) through December 31,
   2000                                                                   F-4

  Statement of Changes in Stockholders' Equity for the period from
   inception (September 9, 1988) through December 31, 2000                F-5

  Statement of Cash Flows for the three years ended December 31, 2000 and for the period from inception (September 9, 1988) through December 31,
   2000)                                                                  F-6

  Notes to the Financial Statements                                       F-7

                       Report of Independent Accountants

To the Board of Directors and Stockholders of AutoImmune Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AutoImmune Inc. (a development stage company) at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (September 9, 1988) through December 31, 2000, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2001

AutoImmune Inc.
(a development stage company)

Balance Sheet

                                                         December 31,
                                                      1999           2000
Assets
Current assets:
  Cash and cash equivalents                       $   6,973,000  $   4,719,000
  Marketable securities                                     --       5,164,000
  Prepaid expenses and other current assets             109,000         72,000
                                                  -------------  -------------
    Total current assets                              7,082,000      9,955,000
Fixed assets, net                                           --             --
                                                  -------------  -------------
    Total assets                                  $   7,082,000  $   9,955,000
                                                  =============  =============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                $      64,000  $     112,000
  Accrued expenses                                      607,000         90,000
                                                  -------------  -------------
    Total current liabilities                           671,000        202,000
                                                  -------------  -------------
Commitments and contingencies (Notes 6 and 14)
Stockholders' equity:
  Common stock, $.01 par value: 25,000,000 shares
   authorized; 16,657,872 and 16,759,623 shares
   issued and outstanding at December 31, 1999
   and 2000, respectively                               167,000        168,000
  Additional paid-in capital                        117,714,000    117,907,000
  Deficit accumulated during the development
   stage                                           (111,470,000)  (108,322,000)
                                                  -------------  -------------
    Total stockholders' equity                        6,411,000      9,753,000
                                                  -------------  -------------
    Total liabilities and stockholders' equity    $   7,082,000  $   9,955,000
                                                  =============  =============



   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Operations

                          For the year ended December 31,
                                                                    Period from
                                                                     inception
                                                                (September 9, 1988)
                                                                      through
                           1998          1999          2000      December 31, 2000
Revenue:
  License rights       $        --   $        --   $  4,010,000    $   4,010,000
  Option fees                   --            --            --         2,200,000
  Research and
   development revenue
   under collaborative
   agreements                   --            --            --           955,000
                       ------------  ------------  ------------    -------------
    Total revenue               --            --      4,010,000        7,165,000
                       ------------  ------------  ------------    -------------
Costs and expenses:
  Research and
   development:
    Related party         1,314,000     1,170,000       260,000       19,592,000
    All other            11,496,000     7,649,000       522,000       91,277,000
  General and
   administrative         1,712,000     2,416,000       679,000       16,334,000
                       ------------  ------------  ------------    -------------
    Total costs and
     expenses            14,522,000    11,235,000     1,461,000      127,203,000
                       ------------  ------------  ------------    -------------
Interest income           1,344,000       572,000       599,000       12,023,000
Interest expense             (7,000)       (2,000)          --          (303,000)
                       ------------  ------------  ------------    -------------
                          1,337,000       570,000       599,000       11,720,000
                       ------------  ------------  ------------    -------------
Net income (loss)      $(13,185,000) $(10,665,000) $  3,148,000    $(108,318,000)
                       ============  ============  ============    =============
Net income (loss) per
 share--basic          $      (0.80) $      (0.64) $       0.19
                       ============  ============  ============
Net income (loss) per
 share--diluted        $      (0.80) $      (0.64) $       0.18
                       ============  ============  ============
Weighted average
 shares
 outstanding--basic      16,491,701    16,602,911    16,743,349
                       ============  ============  ============
Weighted average
 shares
 outstanding--diluted    16,491,701    16,602,911    17,288,172
                       ============  ============  ============


   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Changes In Stockholders' Equity
For the period from inception (September 9, 1988)
through December 31, 2000

                                                                                  Deficit
                                                                                accumulated    Accumulated
                               Common Stock        Additional                   during the        other         Total
                            Number of                paid-in    Comprehensive   development   comprehensive stockholders'
                             shares     Par value    capital        Loss           stage         income        equity
Issuance of common stock
 during 1988                    168,750 $   2,000 $                            $      (1,000)  $       --   $       1,000
Conversion of junior
 convertible preferred
 stock to common stock
 during 1991                    506,250     5,000                                     (3,000)                       2,000
Issuance of common stock
 during 1992                     91,116     1,000       100,000                                                   101,000
Conversion of
 mandatorily redeemable
 convertible preferred
 stock to common stock
 during 1993                  6,353,568    63,000    12,496,000                                                12,559,000
Issuance of common
 stock, net of issuance
 costs during 1993            3,022,000    30,000    35,669,000                                                35,699,000
Issuance of common stock
 during 1994                     67,500     1,000         2,000                                                     3,000
Issuance of common
 stock, net of issuance
 costs during 1995            6,072,883    61,000    68,530,000                                                68,591,000
Issuance of common stock
 during 1996                     75,978     1,000       441,000                                                   442,000
Issuance of common stock
 during 1997                     34,851       --         92,000                                                    92,000
Comprehensive loss:
 Net loss for the period
  from inception
  (September 9, 1988)
  through December 31,
  1997                                                          $(87,616,000)    (87,616,000)                 (87,616,000)
 Other comprehensive
  income (loss)
 Net unrealized gain on
  marketable securities
  during 1994, 1995 and
  1996 (Note 2)                                                        6,000                         6,000          6,000
                                                                ------------
 Comprehensive loss                                              (87,610,000)
                          ------------- --------- ------------- ============   -------------   -----------  -------------
Balance at December 31,
 1997                        16,392,896   164,000   117,330,000                  (87,620,000)        6,000     29,880,000
Comprehensive loss:
 Net loss                                                        (13,185,000)    (13,185,000)                 (13,185,000)
 Other comprehensive
  income (loss):
 Net unrealized loss on
  marketable securities
  (Note 2)                                                            (1,000)                       (1,000)        (1,000)
                                                                ------------
 Comprehensive loss                                              (13,186,000)
                                                                ============
Issuance of common stock        156,099     2,000       221,000                                                   223,000
                          ------------- --------- -------------                -------------   -----------  -------------
Balance at December 31,
 1998                        16,548,995   166,000   117,551,000                 (100,805,000)        5,000     16,917,000
Comprehensive loss:
 Net loss                                                        (10,665,000)    (10,665,000)                 (10,665,000)
 Other comprehensive
  income (loss):
 Net unrealized loss on
  marketable securities
  (Note 2)                                                            (5,000)                       (5,000)        (5,000)
                                                                ------------
 Comprehensive loss                                              (10,670,000)
                                                                ============
Issuance of common stock        108,877     1,000       163,000                                                   164,000
                          ------------- --------- -------------                -------------   -----------  -------------
Balance at December 31,
 1999                        16,657,872   167,000   117,714,000                 (111,470,000)          --       6,411,000
Comprehensive income:
 Net income                                                        3,148,000       3,148,000                    3,148,000
 Other comprehensive
  income (loss):
 Net unrealized loss on
  marketable securities
  (Note 2)                                                               --                            --             --
                                                                ------------
 Comprehensive income                                           $  3,148,000
                                                                ============
Issuance of common stock        101,751     1,000       193,000                                                   194,000
                          ------------- --------- -------------                -------------   -----------  -------------
Balance at December 31,
 2000                        16,759,623 $ 168,000 $ 117,907,000                $(108,322,000)  $       --   $   9,753,000
                          ============= ========= =============                =============   ===========  =============

   The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Cash Flows

                                                                     Period from
                                                                      inception
Increase (Decrease) in                                              (September 9,
Cash and Cash Equivalents     For the year ended December 31,       1988) through
Cash flows from operating                                           December 31,
activities:                    1998          1999         2000          2000
 Net income (loss).......  $(13,185,000) $(10,665,000) $ 3,148,000  $(108,318,000)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
 Interest expense related
  to demand notes
  converted into
  mandatorily redeemable
  convertible preferred
  stock..................           --            --           --          48,000
 Patent costs paid with
  junior convertible
  preferred and common
  stock..................           --            --           --           3,000
 Depreciation and
  amortization...........       567,000       311,000          --       4,464,000
 Loss on sale/disposal of
  fixed assets...........         2,000        36,000          --         642,000
 Decrease in patent
  costs..................           --            --           --         563,000
 (Increase) decrease in
  interest receivable....       163,000        77,000          --             --
 (Increase) decrease in
  prepaid expenses and
  other current assets...        14,000        20,000       37,000        (72,000)
 Increase (decrease) in
  accounts payable.......       201,000      (613,000)      48,000        112,000
 Increase (decrease) in
  accrued expenses.......      (125,000)       68,000     (517,000)        90,000
                           ------------  ------------  -----------  -------------
  Net cash provided
   (used) by operating
   activities............   (12,363,000)  (10,766,000)   2,716,000   (102,468,000)
                           ------------  ------------  -----------  -------------
Cash flows from investing
 activities:
 Purchase of available-
  for-sale marketable
  securities.............   (23,878,000)   (4,316,000) (11,947,000)  (273,667,000)
 Proceeds from
  sale/maturity of
  available-for-sale
  marketable securities..    27,342,000    17,038,000    6,783,000    257,492,000
 Proceeds from maturity
  of held-to-maturity
  marketable securities             --            --           --      11,011,000
 Proceeds from sale of
  equipment..............         1,000       241,000          --         306,000
 Purchases of fixed
  assets.................       (48,000)      (51,000)         --      (5,288,000)
 Increase in patent
  costs..................           --            --           --        (563,000)
 Increase in other
  assets.................       (24,000)       54,000          --        (125,000)
                           ------------  ------------  -----------  -------------
  Net cash provided
   (used) by investing
   activities............     3,393,000    12,966,000   (5,164,000)   (10,834,000)
                           ------------  ------------  -----------  -------------
Cash flows from financing
 activities:
 Proceeds from sale-
  leaseback of fixed
  assets.................           --            --           --       2,872,000
 Payments on obligations
  under capital leases...      (285,000)     (193,000)         --      (2,872,000)
 Net proceeds from
  issuance of mandatorily
  redeemable convertible
  preferred stock........           --            --           --      10,011,000
 Proceeds from bridge
  notes..................           --            --           --         300,000
 Proceeds from issuance
  of common stock........       223,000       165,000      194,000    105,510,000
 Proceeds from issuance
  of convertible notes
  payable................           --            --           --       2,200,000
                           ------------  ------------  -----------  -------------
  Net cash provided
   (used) by financing
   activities............       (62,000)      (28,000)     194,000    118,021,000
                           ------------  ------------  -----------  -------------
  Net increase (decrease)
   in cash and cash
   equivalents...........    (9,032,000)    2,172,000   (2,254,000)     4,719,000
  Cash and cash
   equivalents at
   beginning of period...    13,833,000     4,801,000    6,973,000            --
                           ------------  ------------  -----------  -------------
  Cash and cash
   equivalents at end of
   period................  $  4,801,000  $  6,973,000  $ 4,719,000  $   4,719,000
                           ============  ============  ===========  =============

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

  The Company has not yet completed the development of any product. The Company's products will require significant additional clinical testing and investment prior to commercialization. To date the Company has been dependent on collaborative agreements for the majority of its basic research and has primarily used contract manufacturers to produce its products for clinical trials.

2.Summary of Significant Accounting Policies

   Cash Equivalents and Marketable Securities
  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in U.S. Government debt securities. These investments are subject to minimal credit and market risks. The Company specifically identifies securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities. At December 31, 2000, the Company has classified all of its marketable securities as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. At December 31, 1999, there were no marketable securities and at December 31, 2000, there were no significant unrealized gains or losses on the marketable securities.

   Fair Value of Financial Instruments
  At December 31, 2000, the Company's financial instruments consist of cash equivalents, accounts payable and accrued expenses. The carrying amount of these instruments approximate their fair values.

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

   Revenue Recognition
  Revenue from research and development arrangements and license rights is recognized pursuant to the related agreements as work is performed or defined milestones are attained. Payments received under these

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

  arrangements prior to the completion of the related work or attainment of milestones are recorded as deferred revenue. The Company has no further obligations under the license agreements. Option fees representing payments to be made to the Company for a right to evaluate and negotiate the terms of a potential licensing arrangement are recognized as the options are granted as such fees are non-refundable and the Company has no further obligations.

   Stock Compensation
  The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. The Company applies the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

   Net Income (Loss) Per Share--Basic and Diluted
  Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Prior to the year ended December 31, 2000, shares used to compute diluted earnings per share in loss years excluded common share equivalents, as their inclusion would have been anti-dilutive. For the year ended December 31, 2000, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options.

   Use of Estimates
  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Recent Pronouncements
  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard established accounting and reporting standards requiring the recognition of all derivate instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, we expect the adoption of SFAS No. 133 will not have a material impact on our financial position or operating results.

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

   Supplemental Disclosure of Cash Flow Information

  The Company has paid interest of $7,000 and $2,000 in 1998 and 1999, respectively, and $255,000 since inception. In 2000, there was no paid interest. The Company has paid income taxes of $11,000 in 1996 and since inception.

3.Cash Equivalents and Marketable Securities

  The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 1999 and 2000.

                                        December 31,
                                       1999       2000
   Money market                     $  659,000 $  292,000
   U.S. Government debt securities   6,270,000  4,366,000
                                    ---------- ----------
                                    $6,929,000 $4,658,000
                                    ========== ==========

  The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2000 which are carried at fair market value:

                                                   Unrealized Unrealized Amortized
                          Maturity term Fair Value   gains      losses      cost
   December 31, 2000:
    U.S. Government debt
     securities           within 1 year $5,164,000 $      --  $      --  $5,164,000
                                        ========== ========== ========== ==========

  There were no marketable securities at December 31, 1999. All of the Company's marketable securities are classified as current at December 31, 2000 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the years ended December 31, 1999 and 2000 were not significant.

  Marketable securities which were purchased and sold in periods prior to adoption of SFAS No. 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


4.Fixed Assets

  Fixed assets consist of the following:

                                                    Estimated
                                                     useful
                                                      life      December 31,
                                                     (years)    1999     2000
   Laboratory equipment                                2-5    $160,000 $160,000
                                                              -------- --------
                                                               160,000  160,000
   Less--accumulated depreciation and amortization             160,000  160,000
                                                              -------- --------
                                                              $    --  $    --
                                                              ======== ========

  Depreciation and amortization expense relating to fixed assets was $567,000 and $311,000 for the years ended December 31, 1998 and 1999, respectively. Assets held under capital leases consisted of $1,243,000 of laboratory equipment at December 31, 1998. There were no assets held under capital leases at December 31, 1999 and 2000. Accumulated amortization of these assets totaled $1,072,000 at December 31, 1998. For the years ended December 31, 1998 and 1999, amortization expense charged to operations on assets held under capital lease obligations was, $307,000 and $137,000, respectively. In 1999, fixed assets with a cost totaling $2,180,000 and accumulated depreciation of $1,903,000 were sold or disposed. Proceeds totaling $1,000 and $241,000 were received upon the sale of certain equipment in 1998 and 1999, respectively.

5.Accrued Expenses

  Accrued expenses consist of the following:

                             December 31,
                             1999    2000
   Accrued employee costs  $ 37,000 $   --
   Accrued professional      92,000  90,000
   Accrued severance        478,000     --
                           -------- -------
                           $607,000 $90,000
                           ======== =======

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

  The current research and development agreement with the Brigham and Women's Hospital extends until June 30, 2001, and is renewable for additional one year periods by mutual consent. The Company has agreed to pay BWH $60,000 for the one-year period ending June 30, 2001. There is no guaranteed minimum

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

  payment for the one-year period ending June 30, 2002. This agreement also provides for payments to BWH for royalties on sales of related patented products by the Company, as well as for payments to BWH for a portion, as defined in the agreement, of any proceeds received by the Company in connection with the licensing of patented technology to, and royalty or milestone payments received from, third parties. Royalty payments to BWH begin upon the commercialization of the related products and will continue for the life of the underlying patent. For a period not to exceed three years after the first commercial sale of any product of the Company, the Company is required to make payments to BWH in each quarter only to the extent that the Company has a positive cash flow in such quarter with the balance deferred to the succeeding quarter.

  Deferred payments will be subject to interest. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH. In addition, certain expenses were paid by the Company for research conducted at BWH.

  During the years ended December 31, 1999 and 2000, the Company paid $150,000 and $50,000 for consulting services to an entity whose founder is a director of the Company.

7.Income Taxes

  The components of deferred income tax benefit (expense) are as follows:

                                        Year ended December 31,
                                     1998         1999         2000
   Income tax benefit (expense):
     Federal                      $ 4,557,000  $ 3,755,000  $  (865,000)
     State                          1,262,000    1,010,000     (269,000)
                                  -----------  -----------  -----------
                                    5,819,000    4,765,000   (1,134,000)
   Deferred tax asset valuation
    allowance                      (5,819,000)  (4,765,000)   1,134,000
                                  -----------  -----------  -----------
                                  $       --   $       --   $       --
                                  ===========  ===========  ===========

  No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

  A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 1998, 1999 and 2000 to pre-tax loss is as follows:

                                             Year ended December 31,
                                          1998         1999         2000
   (Income) loss at statutory rate     $ 4,615,000  $ 3,733,000  $(1,102,000)
   Nondeductible research and
    development expenses                  (265,000)    (162,000)      (6,000)
   Federal and state research and
    development, orphan drug, and
    investment tax credits                 843,000      542,000       23,000
   State tax benefit (liability), net
    of federal tax liability               735,000      579,000     (181,000)
   Stock option compensation                22,000       37,000       95,000
   Other                                  (131,000)      36,000       37,000
                                       -----------  -----------  -----------
                                         5,819,000    4,765,000   (1,134,000)
   (Increase) decrease in valuation
    allowance                           (5,819,000)  (4,765,000)   1,134,000
                                       -----------  -----------  -----------
                                       $       --   $       --   $       --
                                       ===========  ===========  ===========

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  Deferred tax assets are comprised of the following:

                                                      December 31,
                                                    1999          2000
   Research costs capitalized for tax purposes  $ 24,593,000  $ 24,899,000
   Research and development, orphan drug and
    investment tax credits                        11,291,000    11,315,000
   Loss carryforwards                             16,589,000    15,125,000
                                                ------------  ------------
   Gross deferred tax assets                      52,473,000    51,339,000
   Deferred tax asset valuation allowance        (52,473,000)  (51,339,000)
                                                ------------  ------------
                                                $        --   $        --
                                                ============  ============

  The Company has provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. The decrease in the valuation allowance for deferred tax assets for 2000 relates to the utilization of net operating loss carryforwards where no benefit had previously been recognized. As the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expenses. Of the $51,339,000 valuation allowance at December 31, 2000, $857,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

  At December 31, 2000, the Company had the following net operating loss, research and development, orphan drug and investment tax credit carryforwards available to reduce future tax liabilities, which expire as follows:

                                                            Research and development,
                                                                 orphan drug and
         Year of              Net operating                   investment tax credit
        expiration          loss carryforward                     carryforwards
           2003                                                    $    19,000
           2004                                                         91,000
           2005                                                        121,000
           2006                                                        162,000
           2007                                                        234,000
           2008                                                        420,000
           2009                                                        960,000
           2010                                                        728,000
           2011                                                      3,895,000
           2012                $35,243,000                           3,670,000
           2018                    553,000                             888,000
           2019                  2,018,000                             583,000
           2020                        --                               27,000
                               -----------                         -----------
                               $37,814,000                         $11,798,000
                               ===========                         ===========

  Ownership changes, as defined in the Internal Revenue Code, resulting from the Company's initial public offering of stock in January 1993 and subsequent follow-on offerings in 1995, had no impact on the amount

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

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

  At December 31, 2000, the Company had 5,000,000 authorized shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

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

  As of December 31, 2000, the Company has reserved 2,867,696 shares of common stock for use in the Company's stock option plans and employee stock purchase plan (Note 10).

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

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

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

   Director Stock Option Plan
  During 1993, the Company's Board of Directors approved a stock option plan for non-employee directors (the "Director Option Plan"). This plan was approved by the Company's shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director shall receive an option to purchase 25,000 shares of common stock and will receive options to purchase an additional 6,500 shares of common stock every year thereafter if the individual remains a member of the Board of Directors. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993. An option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 171,750 shares of common stock have been granted and are outstanding at December 31, 2000 under this plan. A maximum of 300,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this amended plan.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  A summary of option activity under the Stock Option Plans and the Director Option Plan for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                             Weighted average
                                                   Shares     exercise price
   Outstanding at December 31, 1997               2,064,565       $1.85
     Granted (weighted average fair value $1.51)    187,800        2.77
     Exercised                                     (129,688)       1.39
     Cancelled                                     (184,643)       3.27
                                                  ---------
   Outstanding at December 31, 1998               1,938,034        1.83
     Granted (weighted average fair value $0.99)    278,500        1.73
     Exercised                                     (108,877)       1.51
     Cancelled                                     (464,276)       2.16
                                                  ---------
   Outstanding at December 31, 1999               1,643,381        1.74
     Granted (weighted average fair value $0.79)     26,000        1.31
     Exercised                                     (101,751)       1.90
     Cancelled                                     (139,344)       1.77
                                                  ---------
   Outstanding at December 31, 2000               1,428,286       $1.72
                                                  =========
   Options exercisable at year end                1,261,536       $1.73
                                                  =========

  As of December 31, 1998 and 1999, 1,326,530 and 1,403,881 options were exercisable, respectively, under the 1988 and 1998 Stock Option Plans and Director Option Plan.

  The following table summarizes information about stock options outstanding at December 31, 2000:

                                  Options outstanding                  Options exercisable
                     --------------------------------------------- ----------------------------
                                 Weighted average
      Range of         Number       remaining     Weighted average   Number    Weighted average
   exercise prices   outstanding contractual life  exercise price  exercisable  exercise price
           $ 0.03       268,500     0.3 years          $0.03          268,500       $0.03
           $ 0.53        80,000     8.9 years           0.53           20,000        0.53
    $ 1.33-$ 2.00       801,600     3.3 years           1.51          765,600        1.51
    $ 2.03-$ 3.00       189,875     7.5 years           2.56          119,125        2.55
     $5.25-$10.25        88,311     4.0 years           8.04           88,311        8.04
                      ---------                                     ---------
                      1,428,286                                     1,261,536
                      =========                                     =========

   Employee Stock Purchase Plan
  On July 20, 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in any year). At December 31, 2000, 158,160 shares of common stock were reserved for purchases under the Purchase Plan. During 1998, 26,411 shares were purchased under the Purchase Plan at an average price of $1.59 per share. During 1999 and 2000, no shares were purchased under the Purchase Plan.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


   Stock-Based Compensation
  The Company accounts for stock-based compensation using the intrinsic based method prescribed in APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans and employee stock purchase plan. Had compensation cost been determined based on the fair value at the grant dates for awards in 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
  (loss) per share would have been increased to the pro forma amounts indicated below:

                                               Years ended December 31,
                                             1998          1999         2000
   Net income (loss):
     As reported                         $(13,185,000) $(10,665,000) $3,148,000
     Pro forma                            (13,989,000)  (10,710,000)  3,105,000
   Net income (loss) per share--basic
     As reported                         $      (0.80) $      (0.64) $     0.19
     Pro forma                                  (0.85)        (0.65)       0.19
   Net income (loss) per share--diluted
     As reported                         $      (0.80) $      (0.64) $     0.18
     Pro forma                                  (0.85)        (0.65)       0.18

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000: no dividend yield for all years; expected volatility of 62%, 70% and 70%, respectively; risk free interest rates ranging from 4.6% to 7.4% and a weighted average expected option term ranging from 3 to 6.5 years for options granted during all years. Because additional option grants are expected to be made each year, the pro forma impact on the three years ended December 31, 2000 is not representative of the pro forma effects which may be expected in future years.

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

  Net unrealized loss on marketable securities is comprised of the following:

                                      For the period
                                     January 1, 1994
                                   through December 31,
                                           1997          1998     1999    2000
   Unrealized holding gain (loss)
    arising during the period            $ 50,000       $ 5,000  $    --  $ --
   Reclassification adjustment
    for (gain) loss included in
    net income                            (44,000)       (6,000)  (5,000)   --
                                         --------       -------  -------  -----
   Net unrealized gain (loss) on
    marketable securities                $  6,000       $(1,000) $(5,000) $ --
                                         ========       =======  =======  =====

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

  In the third quarter of 1999, the Company recorded $661,000 of restructuring costs after announcing disappointing results from the Phase III clinical trial of Colloral, its product for rheumatoid arthritis. These charges consisted of severance charges of $620,000 for 18 employees and 4 temporary employees and a net loss on equipment disposal of $41,000. In the fourth quarter of 1999, the Company recorded an additional $834,000 of restructuring costs consisting of severance charges for the remaining 4 employees. There were no restructuring costs incurred subsequent to 1999.

14.Commitments and Contingencies

   Clinical Research Agreement
  The Company entered into an agreement with CATO Research ("CATO"), effective June 1993, to have a clinical investigational study performed on the Company's multiple sclerosis product. The agreement allowed for termination by either the Company or CATO, upon prior written notice. In 1997, the Company terminated the agreement, therefore CATO was entitled to a termination fee totaling $257,000. Additionally, CATO was granted a warrant to purchase 30,000 shares of common stock of the Company at $10.50 per share which expires in June 2003. In 1998, the warrant to purchase 10,000 shares became exercisable upon the achievement of a specific milestone. The value ascribed to these shares was not significant. Given the uncertainty surrounding the achievement of the final milestone, the estimated fair value of the remaining contingent stock purchase warrants to purchase 20,000 shares of common stock of the Company cannot be reasonably determined at December 31, 2000.

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

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements


  In November 1999, the Company entered an agreement with Teva Pharmaceutical Industries Ltd. ("Teva"). The agreement covers the development by Teva of an oral formulation of Copaxone(R) (glatiramer acetate), Teva's currently available injectable drug for multiple sclerosis. AutoImmune will receive a milestone payment if the product is approved for sale and an escalating royalty based on cumulative sales of products covered by the agreement.

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

  In August 2000, the Company entered an agreement with Rycor Technology Investments Corp. ("Rycor"). Under the terms of the agreement, AutoImmune granted Rycor an exclusive license to certain of the Company's patents to develop an injectable therapy for multiple sclerosis. So long as the agreement remains in effect and until Rycor markets such therapy, Rycor shall make monthly diligence payments to AutoImmune. These payments total $30,000 in the first year of the agreement and increase by $30,000 each year until they reach a maximum of $180,000 per year. In addition, AutoImmune is entitled to receive an escalating royalty based on cumulative sales of product covered by the agreement.

   Leases
  The Company leased its facilities under an operating lease which expired on December 2, 1999 and no further rent expense has been incurred. The operating lease for facilities provided for monthly rental payments and estimated monthly operating charges which covered building maintenance costs and real estate taxes. On November 1, 1997, the Company exercised its option to sublease 22,000 square feet of the 33,000 square feet total through the end of the lease term. In 1998, the Company received rent payments from the subtenant totaling $211,000. Effective October 1, 1998, the sublease agreement was terminated and concurrently, the Company's operating lease was amended to include only the approximately 11,000 square feet occupied by the Company.

  Total rent expense was $149,000 and $167,000 for the years ended December 31, 1998 and 1999, respectively.

  During 1997, the Company disposed of equipment under various leases entered into prior to 1997 and combined the remaining assets from those various leases into one lease agreement. The term for the combined lease under the agreement was the twenty-four month period ended July 1999 and bore interest at a rate determined on the lease date.

  At December 31, 2000, there are no future minimum lease commitments.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements

15.Quarterly Results

  The following table sets forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. This information has not been audited or reviewed by the Company's independent accountants in accordance with standards established for such reviews. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                 First       Second      Third       Fourth
                                Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
   1999
   Total revenue.............. $       --  $       --  $       --  $       --
   Total expenses.............  3,665,000   3,107,000   3,012,000   1,451,000
   Net income (loss).......... (3,457,000) (2,975,000) (2,862,000) (1,371,000)
   Income (loss) per share--
    basic and diluted.........     ($0.21)     ($0.18)     ($0.17)     ($0.08)

   2000
   Total revenue.............. $4,000,000  $       --  $    3,000  $    7,000
   Total expenses.............    601,000     334,000     259,000     266,000
   Net income (loss)..........  3,532,000    (180,000)    (99,000)   (105,000)
   Income (loss) per share--
    basic and diluted.........      $0.21      ($0.01)     ($0.01)     ($0.01)