Form 10-Q
period 2001-03-31
AUTOIMMUNE INC
filed 2001-05-11
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended March 31, 2001              Commission File No. 0-20948
                                                                      -------



                                AUTOIMMUNE INC.
            (Exact Name of Registrant as Specified in its Charter)




            Delaware                               13-348-9062
    (State of Incorporation)           (I.R.S. Employer Identification No.)



                     1199 Madia Street, Pasadena, CA 91103
                   (Address of Principal Executive Offices)



                                (626) 792-1235
               (Registrant's Telephone No., including Area Code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes    X            No
                             -------            -------



     Number of shares outstanding of the registrant's Common Stock as of
                                April 30, 2001:

  Common Stock, par value $.01                   16,919,623 shares outstanding

                                AUTOIMMUNE INC.


                         QUARTER ENDED MARCH 31, 2001


                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                  Page Number

Item 1 - Financial Statements

         Balance Sheet
              December 31, 2000 and March 31, 2001........................................................              2

         Statement of Operations
              for the three months ended March 31, 2000 and 2001
              and for the period from inception (September 9, 1988)
              through March 31, 2001 .....................................................................              3

         Statement of Cash Flows
              for the three months ended March 31, 2000 and 2001
              and for the period from inception (September 9, 1988)
              through March 31, 2001......................................................................              4

          Notes to the Unaudited Financial Statements.....................................................              5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................................................              7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ......................................              8

PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K...........................................................................              9

Signatures................................................................................................             10

                                AUTOIMMUNE INC.
                         (A development stage company)
                                 BALANCE SHEET
                                  (Unaudited)

                                                                            December 31,                       March 31,
                                                                               2000                              2001
                                                                      -----------------------          ------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                                  $   4,719,000                     $   3,098,000
     Marketable securities                                                          5,164,000                         6,659,000
     Prepaid expenses and other current assets                                         72,000                            75,000
                                                                      -----------------------          ------------------------

          Total current assets                                                      9,955,000                         9,832,000

Fixed assets, net                                                                           -                                 -
                                                                      -----------------------          ------------------------

                                                                                $   9,955,000                     $   9,832,000
                                                                      =======================          ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $     112,000                     $      73,000
     Accrued expenses                                                                  90,000                           124,000
                                                                      -----------------------          ------------------------

          Total current liabilities                                                   202,000                           197,000
                                                                      -----------------------          ------------------------

Commitments and contingencies

Stockholders' equity:                                                                 168,000                           169,000
     Common stock, $.01 par value; 25,000,000 shares
        authorized; 16,759,623 and 16,919,623 shares issued and
        outstanding at December 31, 2000 and March 31, 2001,
        respectively
     Additional paid-in capital                                                   117,907,000                       117,910,000
     Deficit accumulated during the development stage                            (108,322,000)                     (108,444,000)
                                                                      -----------------------          ------------------------

          Total stockholders' equity                                                9,753,000                         9,635,000
                                                                      -----------------------          ------------------------

                                                                                $   9,955,000                     $   9,832,000
                                                                      =======================          ========================

  The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                  Period from
                                                                                                   inception
                                                          Three months ended                  (September 9, 1988)
                                                               March 31,                           through
                                                       2000                2001                 March 31, 2001
                                                ------------------   ------------------       ------------------
Revenue:
     License rights                                  $  4,000,000        $      7,000            $   4,017,000
     Option fees                                                -                   -                2,200,000
     Research and development
     revenue under collaborative
     agreements                                                 -                   -                  955,000
                                                ------------------   ------------------       ------------------

           Total revenues                               4,000,000               7,000                7,172,000
                                                ------------------   ------------------       ------------------

Costs and expenses:
     Research and development:
          Related party                                   220,000              15,000               19,607,000
          All other                                       125,000              99,000               91,376,000
     General and administrative                           256,000             180,000               16,514,000
                                                ------------------   ------------------       ------------------

          Total costs and expenses                        601,000             294,000              127,497,000
                                                ------------------   ------------------       ------------------

Interest income                                           133,000             165,000               12,188,000
Interest expense                                                -                   -                 (303,000)
                                                ------------------   ------------------       ------------------

                                                          133,000             165,000               11,885,000
                                                ------------------   ------------------       ------------------

Net income (loss)                                    $  3,532,000        $   (122,000)           $(108,440,000)
                                                ==================   ==================       ==================

Net income (loss) per share-basic                    $       0.21        $      (0.01)
                                                ==================   ==================

Net income (loss) per share-diluted                  $       0.20        $      (0.01)
                                                ==================   ==================

Weighted average common
     shares outstanding-basic                          16,694,166          16,878,734
                                                ==================   ==================

Weighted average common
     shares outstanding-diluted                        17,454,314          16,878,734
                                                ==================   ==================

  The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
                        Increase (Decrease) in Cash and
                               Cash Equivalents
                                  (Unaudited)

                                                                                                               Period from
                                                                                                                inception
                                                                                                            (September 9, 1988)
                                                                           Three months ended                     through
                                                                     March 31,            March 31,              March 31,
                                                                       2000                 2001                   2001
                                                                ------------------    ------------------    ------------------
Cash flows from operating activities:
Net income (loss)                                                     $ 3,532,000            $ (122,000)        $(108,440,000)
Adjustment to reconcile net loss to net cash
     used by operating activities:
      Interest expense related to demand notes
      converted into Series A mandatorily
      redeemable covertible preferred stock                                     -                     -                48,000
     Patent costs paid with junior convertible
      preferred and common stock                                                -                     -                 3,000
     Depreciation and amortization                                              -                     -             4,464,000
     Loss on sale/disposal of fixed assets                                      -                     -               642,000
     Decrease in capitalized patent costs                                       -                     -               563,000
     (Increase) decrease in prepaid expenses                              105,000                (3,000)              (75,000)
     Increase (decrease) in accounts payable                              (43,000)              (39,000)               73,000
     Increase (decrease) in accrued expenses                             (499,000)               34,000               124,000
                                                                ------------------    ------------------    ------------------

          Net cash provided (used) by operating activities              3,095,000              (130,000)         (102,598,000)
                                                                ------------------    ------------------    ------------------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities                   (6,783,000)           (6,602,000)         (280,269,000)
Proceeds from sale/maturity of available-for-sale                               -             5,107,000           262,599,000
     marketable securities
Proceeds from maturity of held-to-maturity marketable                           -                     -            11,011,000
     securities
Proceeds from sale of equipment                                                 -                     -               306,000
Purchase of fixed assets                                                        -                     -            (5,288,000)
Increase in patent costs                                                        -                     -              (563,000)
Increase in other assets                                                        -                     -              (125,000)
                                                                ------------------    ------------------    ------------------

          Net cash provided (used) by investing activities             (6,783,000)           (1,495,000)          (12,329,000)
                                                                ------------------    ------------------    ------------------

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                                    -                     -             2,872,000
Payments on obligations under capital leases                                    -                     -            (2,872,000)
Net proceeds from issuance of mandatorily redeemable
     convertible preferred stock                                                -                     -            10,011,000
Proceeds from bridge notes                                                      -                     -               300,000
Proceeds from issuance of common stock                                    193,000                 4,000           105,514,000
Proceeds from issuance of convertible notes payable                             -                     -             2,200,000
                                                                ------------------    ------------------    ------------------

          Net cash provided (used) by financing activities                193,000                 4,000           118,025,000
                                                                ------------------    ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                   (3,495,000)           (1,621,000)            3,098,000

Cash and cash equivalents, beginning of period                          6,973,000             4,719,000                     -
                                                                ------------------    ------------------    ------------------

Cash and cash equivalents, end of period                              $ 3,478,000           $ 3,098,000        $    3,098,000
                                                                ==================    ==================    ==================

  The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


1.   Interim Financial Data

     The interim financial data as of March 31, 2001, for the three month periods ended March 31, 2000 and 2001 and for the period from inception (September 9, 1988) through March 31, 2001 are unaudited, however, in the opinion of AutoImmune Inc. (the "Company"), these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 2000 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.


2.   Net Income (Loss) Per Share - Basic and Diluted

     Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share in loss periods exclude common share equivalents, as their inclusion would be anti-dilutive. For the three months ended March 31, 2000, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options.


3.   Cash Equivalents and Marketable Securities

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2000 and March 31, 2001:

                                                                                        December 31,               March 31,
                                                                                            2000                      2001
                                                                                   ---------------------    ----------------------

     Money market                                                                             $  292,000                $  900,000
     U.S. Government debt securities                                                           4,366,000                 1,978,000
                                                                                   ---------------------    ----------------------

                                                                                              $4,658,000                $2,878,000
                                                                                   =====================    ======================

     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2000 and March 31, 2001:

                                   Maturity          Fair        Unrealized    Unrealized    Amortized cost
                                     term            value         gains         losses
                                 -------------     ----------    ----------    ----------    --------------

     December 31, 2000
     U.S. Government
         debt securities         within 1 year     $5,164,000    $      -      $     -        $5,164,000

     March 31, 2001
     U.S. Government
         debt securities         within 1 year     $6,659,000    $      -      $     -        $6,659,000


     All of the Company's marketable securities are classified as current at March 31, 2001 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three month periods ended March 31, 2000 and 2001 were not significant.

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

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.   Fixed Assets

     Fixed assets consist of the following:

                                                         Estimated
                                                        useful life             December 31,                  March 31,
                                                          (years)                  2000                         2001
                                                        -----------             ------------                -----------

     Laboratory equipment                                  2 - 5                    $160,000                   $160,000
                                                                                ------------                -----------

                                                                                     160,000                    160,000
     Less - accumulated depreciation and
        amortization                                                                 160,000                    160,000
                                                                                ------------                -----------

                                                                                    $     -                    $     -
                                                                                ============                ===========


5.   Accrued Expenses

     Accrued expenses consist of accrued professional expenses as of December 31, 2000 and March 31, 2001.


6.   Comprehensive Income

     Comprehensive income for the three month period ended March 31, 2000 was $3,532,000. Comprehensive loss for the three month period ended March 31, 2001 was $122,000. There was no net unrealized gain (loss) on marketable securities for the three month periods ended March 31, 2000 and 2001.

                                AUTOIMMUNE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through March 31, 2001, the Company has incurred ongoing losses from operations and has cumulative losses as of March 31, 2001 totaling $108,440,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through March 31, 2001 were earned in connection with the sale of certain patent rights, granting of certain short-term rights and contract research.

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

Three Month Periods Ended March 31, 2000 and 2001

Revenue was $4,000,000 for the three month period ended March 31, 2000. Revenue was $7,000 for the three month period ended March 31, 2001. The $4,000,000 represents the initial payment by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease and the $7,000 represents monthly license payments from Rycor Technology Investments Corporation.

Research and development expenses were $345,000 and $114,000 for the three month periods ended March 31, 2000 and 2001, respectively. The decrease is due to the reduction of contractual payments to The Brigham and Women's Hospital.

General and administrative expenses were $256,000 and $180,000 for the three month periods ended March 31, 2000 and 2001, respectively. The decrease is due to the reduction of corporate activity.

Net interest income was $133,000 and $165,000 for the three month periods ended March 31, 2000 and 2001, respectively. The increase is due to a higher interest rate earned during the current period and a higher average balance of cash available for investment.

The net income was $3,532,000 for the three month period ended March 31, 2000. The net loss was $122,000 for the three month period ended March 31, 2001. The net income per share basic and diluted was $0.21 and $0.20, respectively for the three months ended March 31, 2000. The net loss per share basic and diluted was $0.01 for the three months ended March 31, 2001. The change reflects the reduction in revenue and the decrease in expenses.

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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of March 31, 2001, the Company's cash and cash equivalents and marketable securities totaled $9,757,000. Current liabilities at March 31, 2001 were $197,000.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests all of its cash in U.S. Treasury obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has material exposure to interest rate or market risk.

                                AUTOIMMUNE INC.


PART II - OTHER INFORMATION


Item 6(b) - REPORTS ON FORM 8-K

          A Form 8-K was filed on March 22, 2001 stating that the Board of Directors of AutoImmune approved an amendment to the Rights Agreement dated as of May 19, 1995, between AutoImmune and Computershare Trust Company, Inc. (formerly American Securities Transfer, Incorporated). No other Forms 8-K had been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.


SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUTOIMMUNE INC.


Date:   May 11, 2001                    /s/ ROBERT C. BISHOP
                                        ----------------------------------------
                                        Robert C. Bishop
                                        Chairman and Chief Executive Officer



                                        /S/ HEATHER A. ELLERKAMP
                                        ----------------------------------------
                                        Heather A. Ellerkamp
                                        Director of Finance and Treasurer