Form 10-Q
period 2001-06-30
AUTOIMMUNE INC
filed 2001-08-10
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the Quarter Ended June 30, 2001            Commission File No. 0-20948
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


     Yes  _______X________    No  _______________
                 -



     Number of shares outstanding of the registrant's Common Stock as of July 31, 2001:

Common Stock, par value $.01                 16,919,623 shares outstanding

                                AUTOIMMUNE INC.

                          QUARTER ENDED JUNE 30, 2001


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                     Page Number
Item 1 - Financial Statements

         Balance Sheet
               December 31, 2000 and June 30, 2001................................................................       2

         Statement of Operations
               for the three and six months ended June 30, 2000 and 2001
               and for the period from inception (September 9, 1988)
               through June 30, 2001 .............................................................................       3

         Statement of Cash Flows
               for the six months ended June 30, 2000 and 2001
               and for the period from inception (September 9, 1988)
               through June 30, 2001..............................................................................       4

         Notes to the Unaudited Financial Statements..............................................................       5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................................................       7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ..............................................       8

PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K...................................................................................       9

Signatures........................................................................................................      10

                                 AUTOIMMUNE INC.
                          (A development stage company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                          December 31,           June 30,
                                                                             2000                  2001
                                                                         -------------         -------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $   4,719,000         $   1,362,000
      Marketable securities                                                  5,164,000             8,240,000
      Prepaid expenses and other current assets                                 72,000                48,000
                                                                         -------------         -------------

                    Total current assets                                     9,955,000             9,650,000

Fixed assets, net                                                                    -                     -
Other assets                                                                         -               100,000
                                                                         -------------         -------------

                                                                         $   9,955,000         $   9,750,000
                                                                         =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $     112,000         $      52,000
      Accrued expenses                                                          90,000               128,000
      Deferred revenue                                                               -                 5,000
                                                                         -------------         -------------

                    Total current liabilities                                  202,000               185,000
                                                                         -------------         -------------

Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value; 25,000,000 shares
       authorized; 16,759,623 and 16,919,623 shares issued and
       outstanding at December 31, 2000 and June 30, 2001,
       respectively                                                            168,000               169,000
      Additional paid-in capital                                           117,907,000           117,910,000
      Deficit accumulated during the development stage                    (108,322,000)         (108,514,000)
                                                                         -------------         -------------

                    Total stockholders' equity                               9,753,000             9,565,000
                                                                         -------------         -------------

                                                                         $   9,955,000         $   9,750,000
                                                                         =============         =============

  The accompanying notes are an integral part of these financial statements.

                                 AUTOIMMUNE INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                     inception
                                                Three months ended                 Six months ended             (September 9, 1988)
                                            June 30,          June 30,        June 30,           June 30,              through
                                              2000              2001            2000               2001             June 30, 2001
                                         ---------------  --------------  ---------------   ------------------  -------------------
Revenue:
    License rights                       $             -  $        8,000  $     4,000,000   $           15,000  $         4,025,000
    Option fees                                        -               -                -                    -            2,200,000
    Research and development
      revenue under collaborative
      agreements                                       -               -                -                    -              955,000
                                         ---------------  --------------  ---------------   ------------------  -------------------

        Total revenues                                 -           8,000        4,000,000               15,000            7,180,000
                                         ---------------  --------------  ---------------   ------------------  -------------------

Costs and expenses:
    Research and development:
        Related party                             10,000          15,000          230,000               30,000           19,622,000
        All other                                148,000          16,000          273,000              115,000           91,392,000
    General and administrative                   176,000         166,000          432,000              346,000           16,680,000
                                         ---------------  --------------  ---------------   ------------------  -------------------

        Total costs and expenses                 334,000         197,000          935,000              491,000          127,694,000
                                         ---------------  --------------  ---------------   ------------------  -------------------

Interest income                                  154,000         119,000          287,000              284,000           12,307,000
Interest expense                                       -               -                -                    -             (303,000)
                                         ---------------  --------------  ---------------   ------------------  -------------------

                                                 154,000         119,000          287,000              284,000           12,004,000
                                         ---------------  --------------  ---------------   ------------------  -------------------

Net income (loss)                        $      (180,000) $      (70,000) $     3,352,000   $         (192,000) $      (108,510,000)
                                         ===============  =============== ===============   ==================  ===================


Net income (loss) per share-basic        $         (0.01) $        (0.00) $          0.20   $            (0.01)
                                         ===============  =============== ===============   ==================

Net income (loss) per share-diluted      $         (0.01) $        (0.00) $          0.19   $            (0.01)
                                         ===============  =============== ===============   ==================

Weighted average common
    shares outstanding-basic                  16,759,623      16,919,623       16,726,895           16,899,292
                                         ===============  ==============  ===============   ==================

Weighted average common
    shares outstanding-diluted                16,759,623      16,919,623       17,326,070           16,899,292
                                         ===============  ==============  ===============   ==================

   The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)

                                                                                                                Period from
                                                                                                                 inception
                                                                                                             (September 9, 1988)
                                                                            Six months ended                      through
                                                                       June 30,           June 30,                June 30,
                                                                         2000               2001                    2001
                                                                  ----------------   --------------------   -------------------
Cash flows from operating activities:
Net income (loss)                                                     $ 3,352,000        $  (192,000)         $ (108,510,000)
Adjustment to reconcile net loss to net cash
    used by operating activities:
     Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                                  -                  -                  48,000
     Patent costs paid with junior convertible
         preferred and common stock                                             -                  -                   3,000
     Depreciation and amortization                                              -                  -               4,464,000
     Loss on sale/disposal of fixed assets                                      -                  -                 642,000
     Decrease in capitalized patent costs                                       -                  -                 563,000
     (Increase) decrease in prepaid expenses and other current assets     105,000             24,000                 (48,000)
     Increase (decrease) in accounts payable                               16,000            (60,000)                 52,000
     Increase (decrease) in accrued expenses                             (517,000)            38,000                 128,000
     Increase (decrease) in deferred revenue                                    -              5,000                   5,000
                                                                      -----------        -----------          --------------

               Net cash provided (used) by operating activities         2,956,000           (185,000)           (102,653,000)
                                                                      -----------        -----------          --------------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities                   (6,892,000)        (9,664,000)           (283,331,000)
Proceeds from sale/maturity of available-for-sale marketable                    -          6,588,000             264,080,000
    securities
Proceeds from maturity of held-to-maturity marketable                           -                  -              11,011,000
    securities
Proceeds from sale of equipment                                                 -                  -                 306,000
Purchase of fixed assets                                                        -                  -              (5,288,000)
Investment in Oragen                                                            -           (100,000)               (100,000)
Increase in patent costs                                                        -                  -                (563,000)
Increase in other assets                                                        -                  -                (125,000)
                                                                      -----------        -----------          --------------

               Net cash provided (used) by investing activities        (6,892,000)        (3,176,000)            (14,010,000)
                                                                      -----------        -----------          --------------

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                                    -                  -               2,872,000
Payments on obligations under capital leases                                    -                  -              (2,872,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                                 -                  -              10,011,000
Proceeds from bridge notes                                                      -                  -                 300,000
Proceeds from issuance of common stock                                    193,000              4,000             105,514,000
Proceeds from issuance of convertible notes payable                             -                  -               2,200,000
                                                                      -----------        -----------          --------------

          Net cash provided (used) by financing activities                193,000              4,000             118,025,000
                                                                      -----------        -----------          --------------

Net increase (decrease) in cash and cash equivalents                   (3,743,000)        (3,357,000)              1,362,000

Cash and cash equivalents, beginning of period                          6,973,000          4,719,000                       -
                                                                      -----------        -----------          --------------

Cash and cash equivalents, end of period                              $ 3,230,000        $ 1,362,000          $    1,362,000
                                                                      ===========        ===========          ===============


  The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.   Interim Financial Data

     The interim financial data as of June 30, 2001, for the three and six month periods ended June 30, 2000 and 2001 and for the period from inception (September 9, 1988) through June 30, 2001 are unaudited, however, in the opinion of AutoImmune Inc. (the "Company"), these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the period ended December 31, 2000 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   Net Income (Loss) Per Share - Basic and Diluted

     Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share in loss periods exclude common share equivalents, as their inclusion would be anti-dilutive. For the six months ended June 30, 2000, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options.

3.   Cash Equivalents and Marketable Securities

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2000 and June 30, 2001:

                                                December 31,     June 30,
                                                    2000           2001
                                                ------------    ----------
     Money market                               $    292,000    $1,328,000
     U.S. Government debt securities               4,366,000             -
                                                ------------    ----------

                                                $  4,658,000    $1,328,000
                                                ============    ==========

     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2000 and June 30, 2001:

                                    Maturity         Fair       Unrealized   Unrealized    Amortized
                                      term           value         gains       losses         cost
                                 -------------    ----------    ----------   ----------    ----------
      December 31, 2000
      U.S. Government
          debt securities        within 1 year    $5,164,000    $       -    $        -    $5,164,000

      June 30, 2001
      U.S. Government
          debt securities        within 1 year    $8,240,000    $       -    $        -    $8,240,000

     All of the Company's marketable securities are classified as current at June 30, 2001 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and six month periods ended June 30, 2000 and 2001 were not significant.

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

                                AUTOIMMUNE INC.

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.   Fixed Assets

     Fixed assets consist of the following:

                                                   Estimated
                                                  useful life    December 31,     June 30,
                                                    (years)         2000            2001
                                                 -------------   ------------   ------------
     Laboratory equipment                             2 - 5      $    160,000   $    160,000
                                                                 ------------   ------------
                                                                      160,000        160,000
     Less - accumulated depreciation and
        amortization                                                  160,000        160,000
                                                                 ------------   ------------

                                                                 $          -   $          -
                                                                 ============   ============

5.   Other Assets

     Other assets is comprised of an investment in OraGen Corporation, a private company, in which AutoImmune's interest is less than 20%. This investment is carried at cost.

6.   Accrued Expenses

     Accrued expenses consist of accrued professional expenses as of December 31, 2000 and June 30, 2001.

7.   Comprehensive Income

     Comprehensive loss for the three month periods ended June 30, 2000 and 2001 was $180,000 and $70,000, respectively. Comprehensive income for the six month period ended June 30, 2000 was $3,352,000. Comprehensive loss for the six month period ended June 30, 2001 was $192,000. There was no net unrealized gain (loss) on marketable securities for the three and six month periods ended June 30, 2000 and 2001.

                                AUTOIMMUNE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through June 30, 2001, the Company has incurred ongoing losses from operations and has cumulative losses as of June 30, 2001 totaling $108,510,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 2001 were earned in connection with the sale of certain patent rights, granting of certain short-term rights and contract research.

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


Three and Six Month Periods Ended June 30, 2000 and 2001

Revenue was $8,000 for the three month period ended June 30, 2001, which represents monthly license payments from Rycor Technology Investments Corporation ("Rycor"). There was no revenue for the three month period ended June 30, 2000. Revenue was $4,000,000 and $15,000 for the six month period ended June 30, 2000 and 2001, respectively. The $4,000,000 represents the initial payment by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease and the $15,000 represents monthly license payments from Rycor.

Research and development expenses were $158,000 and $31,000 for the three month periods ended June 30, 2000 and 2001, respectively. Research and development expenses were $503,000 and $145,000 for the six month periods ended June 30, 2000 and 2001, respectively. The decrease is due to the reduction of contractual payments to The Brigham and Women's Hospital and lower patent legal costs.

General and administrative expenses were $176,000 and $166,000 for the three month periods ended June 30, 2000 and 2001, respectively. General and administrative expenses were $432,000 and $346,000 for the six month periods ended June 30, 2000 and 2001, respectively. The decrease is due to the reduction of corporate activity.

Interest income was $154,000 and $119,000 for the three month periods ended June 30, 2000 and 2001, respectively. Interest income was $287,000 and $284,000 for the six month periods ended June 30, 2000 and 2001, respectively. The decrease is due to a lower average balance of cash available for investment.

The net loss was $180,000 and $70,000 for the three month periods ended June 30, 2000 and 2001, respectively. Net income was $3,352,000 for the six months ended June 30, 2000. The net loss was $192,000 for the six months ended June 30, 2001. The net loss per share basic and diluted was $0.01 and $0.00 for the three months ended June 30, 2000 and 2001, respectively. Net income per share basic and

                                AUTOIMMUNE INC.

diluted was $0.20 and $0.19, respectively, for the six months ended June 30, 2000. The net loss per share basic and diluted was $0.01 for the six months ended June 30, 2001. The change reflects the reduction in revenue and the decrease in expenses.


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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of June 30, 2001, the Company's cash and cash equivalents and marketable securities totaled $9,602,000. Current liabilities at June 30, 2001 were $185,000.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests all of its cash in U.S. Treasury obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has material exposure to interest rate or market risk.

                                AUTOIMMUNE INC.



PART II - OTHER INFORMATION


Item 6(b) - REPORTS ON FORM 8-K

          No Form 8-K has been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.


SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AUTOIMMUNE INC.


Date: August 10, 2001                 /s/ Robert C. Bishop
                                      --------------------------------------
                                      Robert C. Bishop
                                      Chairman and Chief Executive Officer


                                      /s/ Heather A. Ellerkamp
                                      --------------------------------------
                                      Heather A. Ellerkamp
                                      Director of Finance and Treasurer