Form 10-Q
period 2001-09-30
AUTOIMMUNE INC
filed 2001-11-13
CIK 879106

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



FOR THE QUARTER ENDED SEPTEMBER 30, 2001           COMMISSION FILE NO. 0-20948
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


               Yes  [X]          No  [_]



        Number of shares outstanding of the registrant's Common Stock as of October 31, 2001:

Common Stock, par value $.01                      16,919,623 shares outstanding

                                AUTOIMMUNE INC.

                       QUARTER ENDED SEPTEMBER 30, 2001


                               TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number

Item 1 - Financial Statements

         Balance Sheet
              December 31, 2000 and September 30, 2001..................     2

         Statement of Operations
              for the three and nine months ended September 30,
              2000 and 2001 and for the period from inception
              (September 9, 1988) through September 30, 2001............     3

         Statement of Cash Flows
              for the nine months ended September 30, 2000 and
              2001 and for the period from inception
              (September 9, 1988) through September 30, 2001............     4

         Notes to the Unaudited Financial Statements....................     5

Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............     7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.....     8

PART II- OTHER INFORMATION

Item 2(c) - Changes in Securities.......................................     9

Item 6(b)-Reports on Form 8-K...........................................     9

Signatures..............................................................    10

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                           DECEMBER 31,              SEPTEMBER 30,
                                                                               2000                      2001
                                                                        -------------------       -------------------
ASSETS
Current assets:
      Cash and cash equivalents                                              $   4,719,000             $   2,663,000
      Marketable securities                                                      5,164,000                 8,323,000
      Prepaid expenses and other current assets                                     72,000                    48,000
                                                                             -------------             -------------

                    Total current assets                                         9,955,000                11,034,000

Fixed assets, net                                                                        -                         -
Other assets                                                                             -                   100,000
                                                                             -------------             -------------

                                                                             $   9,955,000             $  11,134,000
                                                                             =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                           $ 112,000                  $ 95,000
      Accrued expenses                                                              90,000                   141,000
      Deferred revenue                                                                   -                         -
                                                                             -------------             -------------

                    Total current liabilities                                      202,000                   236,000
                                                                             -------------             -------------

Stockholders' equity:
      Common stock, $.01 par value; 25,000,000 shares
       authorized; 16,759,623 and 16,919,623 shares issued and
       outstanding at December 31, 2000 and September 30, 2001,
       respectively                                                                168,000                   169,000
      Additional paid-in capital                                               117,907,000               118,102,000
      Deficit accumulated during the development stage                        (108,322,000)             (107,373,000)
                                                                             -------------             -------------

                    Total stockholders' equity                                   9,753,000                10,898,000
                                                                             -------------             -------------

                                                                             $   9,955,000             $  11,134,000
                                                                             =============             =============

  The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION
                                             THREE MONTHS ENDED                NINE MONTHS ENDED                (SEPTEMBER 9, 1988)
                                        SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,             THROUGH
                                            2000             2001              2000             2001             SEPTEMBER 30, 2001
                                        ------------     ------------      ------------     ------------         ------------------
Revenue:
   License rights                       $      3,000     $  1,318,000      $  4,003,000     $  1,333,000           $   5,343,000
   Option fees                                     -                -                 -                -               2,200,000
   Research and development
    revenue under collaborative
    agreements                                     -                -                 -                -                 955,000
                                        ------------     ------------      ------------     ------------           -------------

      Total revenues                           3,000        1,318,000         4,003,000        1,333,000               8,498,000
                                        ------------     ------------      ------------     ------------           -------------

Costs and expenses:
   Research and development:
      Related party                           15,000           90,000          245,000           120,000              19,637,000
      All other                              126,000           65,000          400,000           180,000              91,457,000
   General and administrative                118,000          119,000          550,000           465,000              16,799,000
                                        ------------     ------------      ------------     ------------           -------------

      Total costs and expenses               259,000          274,000         1,195,000          765,000             127,893,000
                                        ------------     ------------      ------------     ------------           -------------

      Total operating income (loss)         (256,000)       1,044,000         2,808,000          568,000            (119,395,000)
                                        ------------     ------------      ------------     ------------           -------------

Interest income                              157,000           97,000           444,000          381,000              12,404,000
Interest expense                                   -                -                 -                -                (303,000)
                                        ------------     ------------      ------------     ------------           -------------

Net income (loss)                       $    (99,000)    $  1,141,000      $  3,252,000     $    949,000           $(107,294,000)
                                        ============     ============      ============     ============           =============

Net income (loss) per share-basic       $      (0.01)    $       0.07      $       0.19     $       0.06
                                        ============     ============      ============     ============

Net income (loss) per share-diluted     $      (0.01)    $       0.07      $       0.19     $       0.05
                                        ============     ============      ============     ============

Weighted average common
 shares outstanding-basic                 16,759,623       16,919,623        16,737,884       16,906,143
                                        ============     ============      ============     ============

Weighted average common
 shares outstanding-diluted               16,759,623       17,364,746        17,303,059       17,354,411
                                        ============     ============      ============     ============

  The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (UNAUDITED)

                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                                              (SEPTEMBER 9, 1988)
                                                                              NINE MONTHS ENDED                     THROUGH
                                                                        SEPTEMBER 30,     SEPTEMBER 30,           SEPTEMBER 30,
                                                                            2000              2001                    2001
                                                                        ------------      ------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $  3,252,000      $    949,000           $(107,369,000)
Adjustment to reconcile net loss to net cash
    used by operating activities:
     Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                                     -                 -                  48,000
     Patent costs paid with junior convertible
         preferred and common stock                                                -                 -                   3,000
     Valuation of warrants issued in conjunction with license revenue              -           192,000                 192,000
     Depreciation and amortization                                                 -                 -               4,464,000
     Loss on sale/disposal of fixed assets                                         -                 -                 642,000
     Decrease in capitalized patent costs                                          -                 -                 563,000
     (Increase) decrease in prepaid expenses and other current assets         74,000            24,000                 (48,000)
     Increase (decrease) in accounts payable                                  81,000           (17,000)                 95,000
     Increase (decrease) in accrued expenses                                (527,000)           51,000                 141,000
     Increase (decrease) in deferred revenue                                   2,000                 -                       -
                                                                        ------------      ------------           -------------

               Net cash provided (used) by operating activities            2,882,000         1,199,000            (101,269,000)
                                                                        ------------      ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale marketable securities                      (6,783,000)      (14,894,000)           (288,561,000)
Proceeds from sale/maturity of available-for-sale marketable               6,783,000        11,735,000             269,227,000
    securities
Proceeds from maturity of held-to-maturity marketable                              -                 -              11,011,000
    securities
Proceeds from sale of equipment                                                    -                 -                 306,000
Purchase of fixed assets                                                           -                 -              (5,288,000)
Investment in Oragen                                                               -          (100,000)               (100,000)
Increase in patent costs                                                           -                 -                (563,000)
Increase in other assets                                                           -                 -                (125,000)
                                                                        ------------      ------------           -------------

               Net cash provided (used) by investing activities                    -        (3,259,000)            (14,093,000)
                                                                        ------------      ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback of fixed assets                                       -                 -               2,872,000
Payments on obligations under capital leases                                       -                 -              (2,872,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                                    -                 -              10,011,000
Proceeds from bridge notes                                                         -                 -                 300,000
Proceeds from issuance of common stock                                       194,000             4,000             105,514,000
Proceeds from issuance of convertible notes payable                                -                 -               2,200,000
                                                                        ------------      ------------           -------------

          Net cash provided (used) by financing activities                   194,000             4,000             118,025,000
                                                                        ------------      ------------           -------------

Net increase (decrease) in cash and cash equivalents                       3,076,000        (2,056,000)              2,663,000

Cash and cash equivalents, beginning of period                             6,973,000         4,719,000                       -
                                                                        ------------      ------------           -------------

Cash and cash equivalents, end of period                                $ 10,049,000      $  2,663,000           $   2,663,000
                                                                        ============      ============           =============

  The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL DATA

     The interim financial data as of September 30, 2001, for the three and nine month periods ended September 30, 2000 and 2001 and for the period from inception (September 9, 1988) through September 30, 2001 are unaudited, however, in the opinion of AutoImmune Inc. (the "Company"), these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.   NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED

     Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share for the three months ended September 30, 2000 exclude the effect of 1,428,286 stock options outstanding at September 30, 2000, as their inclusion would be anti-dilutive. In net income periods, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options.

3.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2000 and September 30, 2001:

                                   DECEMBER 31,          SEPTEMBER 30,
                                      2000                   2001
                                   -----------           ------------

Money market                        $  292,000             $2,543,000
U.S. Government debt securities      4,366,000                      -
                                    ----------             ----------

                                    $4,658,000             $2,543,000
                                    ==========             ==========

     The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2000 and September 30, 2001:

                                   MATURITY        FAIR       UNREALIZED     UNREALIZED      AMORTIZED
                                     TERM          VALUE         GAINS         LOSSES          COST
                               --------------   -----------   ------------   -----------   ------------
DECEMBER 31, 2000
U.S. Government
   debt securities              within 1 year    $5,164,000    $         -    $        -    $5,164,000

SEPTEMBER 30, 2001
U.S. Government
   debt securities              within 1 year    $8,323,000    $         -    $        -    $8,323,000

     All of the Company's marketable securities are classified as current at September 30, 2001 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 2000 and 2001 were not significant.

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

                                AUTOIMMUNE INC.
                         (a development stage company)


                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.   FIXED ASSETS

     Fixed assets consist of the following:

                                             ESTIMATED
                                            USEFUL LIFE          DECEMBER 31,          SEPTEMBER 30,
                                              (YEARS)               2000                   2001
                                            -----------          -----------           ------------
     Laboratory equipment                       2 - 5               $160,000              $160,000

                                                                     160,000               160,000
     Less - accumulated depreciation and
        amortization                                                 160,000               160,000
                                                                    --------              --------
                                                                    $      -              $      -
                                                                    ========              ========

5.   OTHER ASSETS

     Other assets is comprised of an investment in OraGen Corporation, a private company, in which AutoImmune's interest is less than 20%. This investment is carried at cost.

6.   ACCRUED EXPENSES

     Accrued expenses consist of accrued professional fees as of December 31, 2000 and September 30, 2001.

7.   WARRANT

     In September 2001, the Company issued a warrant to purchase 375,000 shares of the Company's common stock at $3.13 per share. The warrant expires five years from the date of issuance. This warrant was issued in conjunction with the second payment of $1,500,000 by a subsidiary of Elan Plc to the Company for the purchase of certain patent rights related to Alzheimer's disease. Therefore, the valuation of these warrants, as determined by the Black-Scholes method, of $192,000 was recorded as an offset to revenue during the third quarter of 2001.

8.   COMPREHENSIVE INCOME

     Comprehensive loss for the three month period ended September 30, 2000 was $99,000. Comprehensive income for the three month period ended September 30, 2001 was $1,141,000. Comprehensive income for the nine month periods ended September 30, 2000 and 2001, was $3,252,000 and $949,000,
     respectively. There was no net unrealized gain (loss) on marketable securities for the three and nine month periods ended September 30, 2000 and 2001.

                                AUTOIMMUNE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Since its inception through September 30, 2001, the Company has incurred ongoing losses from operations and has cumulative losses as of September 30, 2001 totaling $107,294,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through September 30, 2001 were earned in connection with the sale of certain patent rights, granting of certain short-term rights and contract research.

The Company expects to remain in the development stage for the foreseeable future and accordingly, may continue to incur losses.

The sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Overview" and "Liquidity and Capital Resources" contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to the uncertainties of clinical trial results, the Company's dependence on third parties for licensing revenue and the risks of technological change and competition. These factors are more fully discussed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section "Business-Factors to be Considered." The discussion in the Annual Report on Form 10-K is hereby referenced into this Quarterly Report.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001

Revenue was $3,000 and $1,318,000 for the three month periods ended September 30, 2000 and 2001, respectively. In 2001, $1,308,000 results from the second payment by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease. The remaining amounts represent monthly license payments from Rycor Technology Investments Corporation ("Rycor"). Revenue was $4,003,000 and $1,333,000 for the nine month periods ended September 30, 2000 and 2001, respectively. In 2000 and 2001, $4,000,000 and $1,308,000, respectively, represents payments by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease and the remaining amounts represent monthly license payments from Rycor.

Research and development expenses were $141,000 and $155,000 for the three month periods ended September 30, 2000 and 2001, respectively. Research and development expenses were $645,000 and $300,000 for the nine month periods ended September 30, 2000 and 2001, respectively. The decrease is due to the reduction of contractual payments to The Brigham and Women's Hospital and lower patent legal costs.

General and administrative expenses were $118,000 and $119,000 for the three month periods ended September 30, 2000 and 2001, respectively. General and administrative expenses were $550,000 and $465,000 for the nine month periods ended September 30, 2000 and 2001, respectively. The decrease for the nine month periods is due to the reduction of corporate activity during the first half of 2001.

Interest income was $157,000 and $97,000 for the three month periods ended September 30, 2000 and 2001, respectively. Interest income was $444,000 and $381,000 for the nine month periods ended September 30, 2000 and 2001, respectively. The decrease is due to a lower average balance of cash available for investment and a lower average return on investment.

                                AUTOIMMUNE INC.

LIQUIDITY AND CAPITAL RESOURCES

The Company 's needs for funds have historically fluctuated from period to period as it has increased or decreased the scope of its research and development activities. Since inception, the Company has funded these needs primarily through sales of its equity securities and to a lessor extent, from license and option fee revenue.

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

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of September 30, 2001, the Company's cash and cash equivalents and marketable securities totaled $10,986,000. Current liabilities at September 30, 2001 were $236,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests all of its cash in U.S. Treasury obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has material exposure to interest rate or market risk.

                                AUTOIMMUNE INC.


PART II - OTHER INFORMATION

Item 2(c) - CHANGES IN SECURITIES

        On September 16, 2001, the Company issued a warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $3.13 per share to a subsidiary of Elan Plc. The warrant became exercisable on September 16, 2001 and expires five years from that date. The warrant was issued in conjunction with the second payment of $1,500,000 by the subsidiary of Elan Plc to the Company for the purchase of certain patent rights related to Alzheimer's disease. The transaction was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Item 6(b) - REPORTS ON FORM 8-K

     No Form 8-K has been filed during the quarter for which this report is filed.

                                AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUTOIMMUNE INC.

Date:  November 13, 2001                /s/ Robert C. Bishop
                                        ------------------------------------
                                        Robert C. Bishop
                                        Chairman and Chief Executive Officer

                                        /s/ Heather A. Ellerkamp
                                        ------------------------------------
                                        Heather A. Ellerkamp
                                        Director of Finance and Treasurer