Form 10-K405
period 2001-12-31
AUTOIMMUNE INC
filed 2002-03-26
CIK 879106

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K

                               -----------------

   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

                                AUTOIMMUNE INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 13-348-9062
                   (State or other          (I.R.S. Employer
                   jurisdiction of
                  incorporation or       Identification Number)
                    organization)

                 1199 Madia Street,               91103
                    Pasadena, CA
                (Address of principal          (Zip Code)
                 executive offices)

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

   On March 21, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $10,833,243(1). As of March 21, 2002, there were outstanding 16,919,623 shares of the registrant's Common Stock, $0.01 par value.
--------
(1) Non-affiliates of the registrant include all shareholders other than directors, executive officers and those holders of 5% or more of the registrant's Common Stock.

                      Documents Incorporated by Reference

   Portions of the Company's definitive proxy statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2001 are incorporated by reference into Part III hereof as provided therein.
================================================================================

                                    PART I

Item 1.  Business.

Overview

   AutoImmune Inc. (the "Company" or "AutoImmune") is a biopharmaceutical company that owns or has rights to technology that the Company believes could lead to the development of a new class of therapeutics for the treatment of autoimmune and other cell-mediated inflammatory diseases and conditions. The Company believes, based on preclinical and clinical data, that its proprietary approach to therapy can induce tissue-specific immunosuppression without toxicity or significant side effects. Additional clinical and commercial advantages of this approach include the possibility of administering products orally (the preferred method of treating chronic diseases) and the potential for application to a variety of inflammatory diseases and conditions.

   Most of the Company's products are based upon the principles of mucosal tolerance. When proteins are administered by a mucosal route (e.g., oral, nasal, or by aerosol to the lungs) the body's natural immune system mechanisms suppress the response that would otherwise arise against a foreign substance. This immune suppression can be directed toward a specific tissue through appropriate selection and dosing of the protein in a mucosally delivered product.

   AutoImmune believes it is the leading company for the development of therapeutics based upon the concepts of mucosal tolerance. The status of each of AutoImmune's principal products is as follows:

   Colloral(R)--AutoImmune has completed ten human clinical trials of Colloral involving over 1,900 patients to investigate its use in treating rheumatoid arthritis. The results of the Phase III trial were announced in September 1999. The results demonstrated that the drug was very safe, but did not meet the primary endpoints specified in the protocol. Consistent with the data seen in previous trials, substantial improvements from baseline were noted in the Colloral treated group for each of the primary clinical efficacy measures. Unfortunately, the size of the placebo response was much greater than previously observed. AutoImmune subsequently ceased efforts to obtain approval of Colloral as a pharmaceutical product. The Company completed a market analysis of the opportunity for Colloral as a nutraceutical, after which it filed a "Notice of New Dietary Ingredient" with the Food and Drug Administration (the "FDA") that was accepted without comment. AutoImmune is currently seeking manufacturing, marketing and distribution partners for Colloral to help realize the value of this product in the nutraceutical market.

   AI 401--Under a non-exclusive license for research purposes only with Eli Lilly and Company ("Lilly"), which has since been terminated, Lilly supported three different Phase II clinical trials to demonstrate human proof of principle for AI 401 in patients newly diagnosed with Type 1 diabetes. The results from the last of these studies are reported to be positive and have been submitted for publication. In addition, Lilly is providing AI 401 for the Diabetes Prevention Trial (DPT-1) being conducted by the National Institute for Health ("NIH"). The oral arm of this trial, which is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Patient enrollment in the oral arm of DPT-1 is more than 70% complete.

   Products for Multiple Sclerosis--The Company has entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. ("Teva"). This agreement covers the development by Teva of an oral formulation of Copaxone(R) (glatiramer acetate), Teva's currently available, injectable drug for multiple sclerosis. This oral formulation uses the Company's proprietary technology for oral tolerance and began efficacy trials for marketing approval during March 2000. The final results of the first of these trials are expected to be announced before June 2002. Although an interim analysis of the data suggests the final results are not likely to meet the end-point required for approval, Teva has stated publicly that it intends to continue development of the oral product using a much higher dose.

   In August 2000, the Company entered into an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) ("BioMS"), under which it granted BioMS an exclusive license to AutoImmune's patents pertaining to an injectable therapy for the treatment of multiple sclerosis. BioMS has advised AutoImmune that it anticipates starting an advanced phase clinical trial during the latter part of 2002 on its MBP8298 treatment for chronic progressive multiple sclerosis.

   Products for Alzheimer's Disease--In March, 2000, the Company entered into an agreement under which a subsidiary of Elan Plc purchased all of AutoImmune's rights to certain patent applications involving the treatment of Alzheimer's Disease. Under the terms of the agreement, AutoImmune has received $5.5 million in cash and is entitled to an additional $1.5 million in March 2003 if certain conditions are satisfied. Elan Plc has received a warrant to purchase 375,000 shares of AutoImmune Common Stock at $3.13 per share and, if the March 2003 payment is made, the subsidiary of Elan Plc will receive warrants to purchase up to 375,000 shares of AutoImmune common stock at the market price for AutoImmune shares when those warrants are issued.

   Autoimmune diseases represent a major worldwide health care problem in terms of the number of people affected. The Company believes that each of these products under development offers the potential for a therapeutic breakthrough.

   The Company was incorporated in Delaware in September 1988 as AutoImmune Technologies, Inc. The Company changed its name to AutoImmune Inc. in July 1991. The principal executive address of AutoImmune is 1199 Madia Street, Pasadena, CA 91103, and its telephone number is (626) 792-1235.

Strategy

   The Company's objective is to become a leading provider of therapeutic technology and products to treat immune system disorders. The key elements of the Company's strategy include the following:

   Leveraging the Company's Technology Platform. The Company believes its technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. In addition to the development efforts on the products described above, the Company continues to support research on other potential applications of its technology, with an initial focus on atherosclerosis. The Company has, and plans to continue to seek, licensing arrangements, joint ventures or other collaborative agreements to assist in financing the development and commercialization of its products. This strategy resulted in the Company's collaboration with Lilly for clinical testing of its products to treat autoimmune-mediated diabetes and the Company's agreement with Teva relating to the development of an oral formulation of Copaxone. It also resulted in the Company's agreement with Oragen Corporation, under which AutoImmune received an equity position in Oragen Corporation for providing consulting services related to the development of products using mucosal tolerance for the treatment of certain sequelae of infectious diseases. More recently, it resulted in the Company's agreement with a subsidiary of Elan Plc relating to its purchase of all of AutoImmune's rights to certain patent applications involving the treatment of Alzheimer's Disease, and in the Company's agreement with BioMS relating to the Company's patents pertaining to an injectable therapy for the treatment of multiple sclerosis.

   The Company continues to develop the technology underlying mucosal tolerance therapy through research conducted primarily at The Brigham and Women's Hospital, a teaching hospital affiliated with Harvard Medical School. This research is designed to further the Company's understanding of the mechanisms of mucosal tolerance with the goal of increasing the effectiveness of the Company's products and exploring new therapeutic applications for this technology. The Company currently has no internal research and development activities or capabilities.

   Protecting the Company's Competitive Position. From its inception, the Company has sought to establish a strong proprietary position. As of December 31, 2001, the Company had pending nine original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 109 U.S. and foreign patents, including seven U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis by nasal or inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; three U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; four U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; four U.S. patents covering treatment of multiple sclerosis by oral administration of bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed respectively to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; and one U.S. patent covering a method for preparing Type II collagen. The European and Japanese Patent Offices have each granted a patent to the Company covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases. Oppositions (proceedings challenging the patent's validity) were filed against these patents by a third party, but both proceedings have now been successfully concluded. Although the Japanese Patent Office initially issued a decision adverse to the patent, the Company eventually prevailed, and the Japanese patent has been reinstated with narrower claims. The Company prevailed in the opposition to its European Patent and that patent remains in force essentially as issued.

   Minimizing Costly Infrastructure and Capital Investment. From its inception, the Company has sought to conserve its financial resources. The Company has historically made extensive use of external resources, such as clinical research organizations and consultants. Currently, the Company anticipates it will operate as a "virtual" company to the maximum extent possible by operating without office space and full time employees as it awaits the results of currently ongoing clinical trials and business development activities.

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

   While there are numerous cell-mediated autoimmune diseases, the Company's technology is presently employed in the development of products for three of these diseases: rheumatoid arthritis, Type 1 diabetes and multiple sclerosis. Rheumatoid arthritis is a chronic disease in which the body's immune system attacks synovial tissue in joints, resulting in a progressive, painful inflammation of the joints, along with crippling deformation of the hands, feet, hips, knees and shoulders. In advanced phases of the disease, symptoms include severe pain, body disfiguration and loss of mobility. The autoimmune form of diabetes (Type I, also known as juvenile or insulin-dependent diabetes) is the result of the body's immune system destroying the insulin-producing islet cells in the pancreas. Although the administration of insulin controls the metabolic abnormalities of the disease, it does not always prevent major debilitating effects, which can include neural degeneration, chronic pain, arteriosclerosis, loss of limbs due to peripheral vascular disease, blindness and kidney failure. In its most severe form, diabetes can result in death.

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

The Company's Technology

   Most of AutoImmune's products are based upon the principles of mucosal tolerance. Mucosal tolerance utilizes the natural immune system mechanisms associated with the gut (the small intestine), nasal passages, lungs and other mucosally lined tissues. These mechanisms allow the body to accept ("tolerate") proteins (antigens) absorbed through the mucosal tissue without stimulating an immune response that would otherwise arise against a foreign substance. In a series of extensive research studies directed by Dr. Howard Weiner, who is one of the Company's principal scientific advisors, it was shown that, when properly activated, these mechanisms can be used to treat autoimmune disorders by selectively suppressing the immune system. This discovery forms the basis of the Company's products and patent claims. See "Patents and Proprietary Rights."

   The Company's method uses therapeutic substances--antigenic proteins (or derivatives and analogs thereof) found in organs attacked by each disease--which, for example, if delivered orally are disassembled in the gut by the normal digestive processes. Specific fragments of these substances (peptides) attach to antigen-presenting cells on the surface of the gut. The cells involved are those associated with Peyer's Patches, which are groupings of immune system cells surrounding the gut that have been reported to induce immune tolerance. This triggers the immune system to initiate a chain of events that results in the creation of regulatory T cells that migrate through the blood and lymph system to suppress or down-regulate the immune response at the targeted organ, thereby mitigating the disease. This suppression can be directed toward the tissue under attack in an autoimmune disease by appropriate selection and dosing of the protein in a mucosally-delivered product.

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

   AutoImmune's research has indicated that identification of the precise autoantigen for a disease may not be necessary to develop an effective treatment based on oral tolerance. Research has shown that mucosal tolerance induced by one organ-specific protein is capable of suppressing autoreactive T cells that are attacking a different protein in the same organ. The Company refers to this phenomenon as "bystander suppression," and has filed patents to protect its rights to this discovery. In particular, bystander suppression allows a mucosal tolerance treatment to be effective even if the autoantigen is not precisely identified or changes during the course of a disease, an effect known as "determinant spreading".

   In contrast to existing treatments, which are limited to treating only the symptoms of autoimmune disease or which run the risks and side effects of shutting down the entire immune system, the Company's products are intended to interrupt the disease process and be specific to each disease. Moreover, because of the apparent freedom from significant side effects enjoyed by AutoImmune's products, the Company believes they may be prescribed earlier in the disease process than is now customary, and thus may allow patients to avoid most or all of the debilitating effects of autoimmune diseases. The Company believes its approach of inducing the activation of regulatory T cells in order to suppress disease distinguishes it from most others currently conducting autoimmune disease research.

   The Company's approach offers a number of important clinical and commercial advantages:

   Adverse Reactions Unlikely. The Company believes that since the therapeutic substances used in the products under development employing the Company's technology are protein-based products taken in small quantities and stimulate natural functions, they are unlikely to cause adverse reactions. AutoImmune's human studies to date have shown a lack of both toxicity and significant side effects, which the Company believes may expedite the regulatory process.

   Tissue-Specific Immunosuppression. The Company's mucosal tolerance technique utilizes the immune system itself to generate natural immunosuppression in the specific tissue(s) attacked by a disease. It does not down-regulate the entire immune system.

   Oral Delivery. Several of the products in development by the Company and its licensees are administered orally, the preferred method of treating chronic diseases. Other forms of immunotherapy which are being marketed require or that are known by the Company to be in development by competitors are likely to require chronic intravenous, sub-cutaneous or intra-muscular administration.

   Broad Application. The Company believes that, in addition to the diseases and conditions on which it has been working to date, its mucosal tolerance approach potentially could be applied to the treatment of a variety of other inflammatory diseases and other clinical conditions, including psoriasis and atherosclerosis.

Principal Products in Development

   AutoImmune has products in development for the treatment of rheumatoid arthritis, Type 1 diabetes and multiple sclerosis. The chart set forth below describes the stage of development of each of the Company's principal products.

                       PRINCIPAL PRODUCTS IN DEVELOPMENT

Product     Disease/Condition    Development Status
-------     -----------------    ------------------
Colloral(R) Rheumatoid Arthritis Filed a "Notice of New Dietary Ingredient"
                                 with the FDA. Currently seeking manufacturing, marketing and distribution partners to help realize the value of this product in the nutraceutical market.
AI 401      Type 1 diabetes      Phase II trials in progress (conducted by the NIH)
Coral(R)    Multiple sclerosis   Phase III trials in progress (conducted by Teva).
MBP8298     Multiple sclerosis   Phase II trials in progress (conducted by BioMS).

   Rheumatoid Arthritis. Colloral, AutoImmune's proprietary oral formulation of Type II collagen, completed a Phase III human clinical trial in September 1999. This 772 patient study was designed as the final pivotal trial for regulatory approval as a pharmaceutical product. More than 1,200 patients had been involved in the five Phase II Colloral trials completed prior to the start of the Phase III trial. Integrated data analysis from the five Phase II trials showed that Colloral is significantly more efficacious than placebo, the optimum dose is 60 micrograms, and the safety profile is unsurpassed. The results of the Phase III trial showed that, despite substantial improvements from baseline noted in the Colloral treated group for each of the "core four" measures, the drug did not meet the primary endpoint specified in the protocol because of a very large placebo response. AutoImmune subsequently ceased efforts to obtain approval of Colloral as a pharmaceutical product. The Company completed a market analysis of the opportunity for Colloral as a nutraceutical, after which it filed a "Notice of New Dietary Ingredient" with the FDA that was accepted without comment. AutoImmune is currently seeking manufacturing, marketing and distribution partners for Colloral to realize the value of this product in the nutraceutical market.

   It is estimated that 1% of the worldwide population suffers from rheumatoid arthritis. In the United States, there are 2.1 million patients with rheumatoid arthritis, including more than 70,000 patients with juvenile rheumatoid arthritis. There is no known cure, but several approaches are used in an attempt to alleviate two major symptoms of the disorder, pain and inflammation. A number of pain relievers are widely used, but most have undesirable side effects. Similarly, a wide variety of anti-inflammatory agents, ranging from aspirin to non- steroidal anti-inflammatory drugs ("NSAIDs"), are used with varying degrees of success. The NSAIDs used to alleviate pain and inflammation have undesirable gastrointestinal side effects that limit their use. None of the available NSAIDs work with consistent efficacy on all types of patients. Several companies have introduced a new class of NSAIDs described as COX-2 inhibitors. These products, which began to enter the market in 1999, alleviate some of the gastrointestinal side effects currently seen with traditional NSAIDS. Broad immunosuppressants are also used to treat rheumatoid arthritis but toxicity limits their use. Additionally, there are two biologic products, Enbrel and Remicade, which have been approved by the FDA for the treatment of rheumatoid arthritis. Both products, which are injectables, are TNF (tumor necrosis factor) inhibitors. Several different types of non-pharmaceutical preparations are also used by patients with rheumatoid arthritis, including a number of nutraceutical products.

   Type 1 Diabetes. In December 1994, the Company entered into a collaborative agreement with Lilly under which Lilly provided support for clinical testing of the Company's autoimmune-mediated (Type 1) diabetes product. This agreement was terminated in the first quarter of 1999 as a result of Lilly's failure to make a required milestone payment. Lilly, however, remained obligated to complete the trials then underway and to provide the Company with full access to the data therefrom, including the right to use such data for any purpose. Under a non-exclusive license for research purposes only, Lilly sponsored investigators have completed three different Phase II clinical trials to demonstrate human proof of principle for AI 401. The U.S. study was a one-year, double-blind, placebo-controlled trial with 200+ patients, designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. Interim data reported in June 1997 showed AI-401 to benefit adult patients who were diagnosed with Type 1 diabetes at age 20 and greater. The final results of this trial are reportedly positive and have been submitted for publication. A second Phase II trial, involving approximately 150 patients, was conducted in France. The third trial was conducted in Italy with approximately 80 patients. The results of these latter two trials have been published and show no therapeutic effect in younger patient populations. In addition, Lilly is providing AI 401 for the Diabetes Prevention Trial (DPT-1) being conducted by the NIH. This trial, which began in September 1996 and is expected to enroll 490 patients, is designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Enrollment in DPT-1 is more than 70% complete.

   Approximately 1,000,000 people in the United States suffer from Type 1 diabetes. It is estimated that worldwide there are 180,000 new patients diagnosed with this disease each year. There is no known way of curing Type 1 diabetes; at best it can be controlled. In addition, because insulin is a large protein that is not appreciably absorbed through the gut, it must be administered intravenously or intra-muscularly, rather than orally. The limitations of the treatment delivery system and the inconsistency of the therapeutic results have led to major efforts to discover effective new methods of treatment. The Company believes that the preferred therapeutic approach would be an oral treatment such as the Company's which could prevent the onset of the disease (and the related destruction of the insulin-producing cells) in susceptible populations. Methods to pre-screen persons who are genetically susceptible to Type 1 diabetes are being developed by others. AutoImmune expects that individuals who have been diagnosed in the early stages of Type 1 diabetes, as well as those who may be identified through such pre-screening, would constitute the primary market for AutoImmune's diabetes product.

   Multiple Sclerosis. In the second quarter of 1997, the Company ceased independent efforts to develop a product for the treatment of multiple sclerosis and began evaluating opportunities to collaborate with third parties in the development of such a product. In this regard, the Company entered into an exclusive agreement with Teva. The agreement covers the development by Teva of an oral formulation of Copaxone(R) (glatiramer acetate), Teva's currently available, injectable drug for multiple sclerosis. This oral formulation (Coral(R)) uses the Company's proprietary technology for oral tolerance and began efficacy trials for marketing approval during March 2000. The results of the first of these trials are expected to be announced before June 2002. Although an interim analysis of the data suggest the final results are not likely to meet the end-point required for approval, Teva has publicly stated that it intends to continue development of the oral product using a much higher dose. AutoImmune will receive a $10 million milestone payment if product approval is received and escalating royalties on cumulative sales of products covered by the agreement.

   In August 2000, the Company entered an agreement with BioMS under which it granted BioMS an exclusive license to AutoImmune's patents pertaining to an injectable therapy for the treatment of multiple sclerosis. BioMS has advised AutoImmune that it anticipates starting an advanced phase clinical trial during the later part of 2002 on its MBP8298 treatment for chronic progressive multiple sclerosis. If the trial is successful and regulatory approval for commercial sale of the product is received, AutoImmune will receive an escalating royalty on cumulative sales of all products covered by the BioMS agreement.

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

Additional Products and Research Programs

   The Company's additional research and development efforts are currently focused on expanding the applications of mucosal tolerance therapy. The Company believes its mucosal tolerance approach may lead to treatments for cell-mediated inflammatory diseases including atherosclerosis and psoriasis.

Raw Materials

   The Company is not currently producing any products for clinical or commercial use and has no plans to manufacture products. All of the raw materials that would be used by the Company in producing its products if and when the Company began to manufacture such products are currently widely available in the marketplace.

Manufacturing

   All of the Company's pharmaceutical products for clinical and commercial use would have to be produced under controlled conditions and under current FDA Good Manufacturing Practices ("GMP"). If it chooses to self-manufacture products, to ensure compliance with GMP requirements the Company will be required to obtain sufficient technical staff to oversee all production operations, including quality control, quality assurance, technical support and manufacturing management. To the extent the Company relies upon contract manufacturing arrangements, the Company will depend upon third parties to produce and deliver products in accordance with GMP.

   The Company is not currently producing any products for clinical or commercial use and has no plans to manufacture products. If and when the Company identifies a partner to market and distribute Colloral as a nutraceutical product, the Company will rely upon a contract manufacturer or the partner. The Company placed all of the equipment and files documenting its procedures previously used to manufacture Colloral for clinical trials in storage and could make these available in the future if needed.

Marketing and Sales

   In order to market any of its products directly, the Company would need to develop a marketing and sales organization. The Company currently does not intend to develop its own marketing and sales organization, but rather plans to enter into agreements with established companies with respect to the marketing of its products. Such agreements could be exclusive or non-exclusive and could provide for marketing rights worldwide or in specific markets.

Collaborative Research Agreements

   During the early stages of its development, the Company chose to operate through a variety of agreements with medical research institutions. AutoImmune's agreements with The Brigham and Women's Hospital ("BWH") and other leading medical research institutions, together with the advantages of the mucosal tolerance mechanism, allowed the Company to conduct pilot human studies and demonstrate the potential utility of its technique in a number of diseases at a comparatively early stage of the Company's development.

   The Brigham and Women's Hospital. BWH, a teaching hospital affiliated with Harvard Medical School, has been performing sponsored research for the Company since 1988. The Company's current agreement with BWH extends until June 30, 2002 and is renewable for additional one year periods by mutual consent. The research budget at BWH provides for expenditures by AutoImmune of approximately $48,000 during the twelve months ending June 30, 2002. Under certain circumstances, the Company may reduce its level of expenditures. The Company will own or have exclusive rights to all inventions, improvements and discoveries made at BWH and resulting from the research program, subject to certain rights retained by the U.S. government in any patentable invention conceived or first reduced to practice using federal funds. The Company will pay to BWH (i) a royalty on all products sold by the Company that are subject to a patent covering an invention developed under the research program or as to which rights were acquired by the Company from BWH, and (ii) a percentage of any upfront payments and/or royalties received by AutoImmune with respect to sales of such products by others. BWH may also receive a percentage of any milestone payments which the Company is entitled to receive from licensees or other transferees of such a patent after the first commercial sale of a product covered by a patent. If the Company defaults in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by the Company to BWH.

   The research at BWH constitutes the only ongoing AutoImmune sponsored research activity involving the Company's technology. Other medical research institutions and firms are conducting research in this area and the extent to which they may required a license from AutoImmune to commercialize their efforts can not be determined at this point in time.

   BWH is a shareholder of the Company. Both of the scientists who made the discoveries which led to the founding of AutoImmune are affiliated with BWH.

Patents and Proprietary Rights

   The establishment of a strong proprietary position is an important element of AutoImmune's strategy. As of December 31, 2001, the Company had pending nine original and continuation-in-part United States patent applications and numerous foreign counterparts. The Company has received or has exclusive rights to 109 U.S. and foreign patents, including seven U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; three U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; four U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; four U.S. patents covering treatment of multiple sclerosis by oral administration of bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed respectively to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; and one U.S. patent covering a method for preparing Type II collagen.

   The European and Japanese Patent Offices have each granted a patent to the Company covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases. Oppositions (proceedings challenging their validity) were filed against these patents by a third party, but both have now been successfully concluded. Although the Japanese Patent Office initially issued a decision adverse to the patent, the Company eventually prevailed, and the Japanese patent has been reinstated with narrower claims. The Company prevailed in the opposition to its European patent and that patent remains in force essentially as issued.

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

   The Company has applied for patents, or acquired rights to patent applications, covering oral or more broadly mucosal tolerance methods of treating or preventing other specific autoimmune diseases and related conditions, including uveitis, Type 1 diabetes, transplant rejection, Alzheimer's disease and vascular disease. It has filed applications that claim tolerization treatment of autoimmune diseases by inhalation of autoantigens in aerosol form, specific peptides thought to be involved in multiple sclerosis, and bystander suppression, by which tolerance can be induced without identifying the specific antigen causing an autoimmune disease.

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

Competition

   The pharmaceutical and nutraceutical industries are highly competitive, and research on the causes of and possible treatments for autoimmune diseases is developing rapidly. The Company competes with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than those of the Company. Companies with established positions in the pharmaceutical and nutraceutical industries are better equipped than the Company to develop and market products based on the application of new technologies to the treatment of autoimmune diseases. A significant amount of research in the field is also being conducted at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures.

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

   AutoImmune believes that some of its pharmaceutical products under development will be classified by the FDA as "biologic products," while others may be classified as "drug products." As part of its regulatory strategy, the Company intends to direct some of its products into the Biologics Divisions of the FDA. While both biologics and drugs can qualify for Orphan Drug status, biologics, once approved, have no current provision for subsequent competitors to market generic versions. Each biologic, even if it has the same composition and is for the same indication as a regulatory approved biologic, must undergo the entire development process in order for a competitive firm to obtain FDA approval for it.

   New drug or biological products require several steps in order to receive regulatory approval, including (i) preclinical laboratory and animal tests;
(ii) submission by the Company or an individual physician to the FDA of an application for an Investigational and New Drug Application ("IND"), or submission to a research institution of an Institutional Review Board for approval of intrastate trials, one of which must become effective before human clinical trials may start; (iii) the performance of well-controlled clinical trials; and (iv) the submission of a New Drug Application ("NDA") or Biologics License Application ("BLA") containing the results of clinical trials and methods of manufacture of the product prior to commercial sale or shipment of the product. During the approval process, the FDA must confirm that good laboratory and clinical practices were maintained during product testing as well as good manufacturing practices were employed in product manufacture.

   Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess potential product safety and efficacy. The results of the preclinical tests are submitted to the FDA as part of an IND, and, unless the FDA objects, the IND becomes effective and clinical trials may begin 30 days after the FDA receives the filing.

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

   AutoImmune believes that its nutraceutical products under development will be classified by the FDA as dietary supplements and will be subject to regulation under the Dietary Supplement Health and Education Act of 1994.

   The Company also will be subject to government regulations enforced under the Occupational Safety and Health Act, the Environmental Protection Act, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other national, state or local restrictions.

   In addition, the ability to successfully commercialize the Company's human therapeutic products may depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in product development.

Employees

   As of March 21, 2002, AutoImmune has no full time employees. Two former employees, the President and Director of Finance, are currently working for the Company as consultants.

Factors To Be Considered

   This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which involve risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to the Company's extremely limited operations, uncertainties of clinical trial results and product development, the Company's dependence on third parties for licensing revenue, and the risks of technological change and competition. Set forth below is a discussion of certain factors that could cause the Company's actual results to differ materially from the results projected in such forward looking statements.

   A "Virtual Company". Since January 2000, the Company has operated as a virtual company. It has no full-time employees and its activities, conducted through the Company's President and Director of Finance, who are part-time consultants to the Company, are primarily directed toward finding companies that will license the Company's technology and develop, manufacture and sell products based upon this technology. Consequently, the Company's prospects are entirely dependent upon its efforts to find commercial partners on terms acceptable to the Company and upon the efforts and success of these partners and the Company's existing partners.

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

   History of Operating Losses; Lack of Product Revenues. From its inception in 1988 through December 31, 2001, the Company accumulated net losses of $107,470,000. The Company expects to incur additional losses as the Company continues to sponsor research and to pursue the marketing of one or more products in the nutraceuticals market and opportunities for technology outlicensing. The Company's ability to achieve profitable operations depends in part on successful completion of the development of products utilizing the Company's technology, the ability to obtain any required regulatory approvals and the ability to manufacture and market these products. There can be no assurance that the Company will achieve profitable operations at any time.

   The Company's revenues to date have been earned in connection with collaborative/licensing agreements and the granting of short term rights. The Company has granted to Teva exclusive worldwide patent rights to the multiple sclerosis and myasthenia gravis applications of its technology. These rights were granted in return for payments based upon the achievement of certain milestones and royalties based on sales, if any. In addition, the Company has sold all of AutoImmune's patent rights to the Alzheimer's application of its technology to a subsidiary of Elan Plc. Under this agreement, the Company was paid $4,000,000 in March 2000 and $1,500,000 in September 2001 and may receive $1.5 million in March 2003 if certain conditions are met. There can be no assurance that the Company will derive any revenues from the Teva agreement or any additional revenues from the Elan Plc agreement. The Company also has an agreement with BioMS that provides for monthly diligence payments which escalate annually and royalties based on sales, if any. If BioMS chooses to terminate the agreement, its obligation to make such diligence payments will cease. At present, there are no other agreements that entitle the Company to receive revenues.

   Additional Financing Requirements and Access to Capital. Since inception, the Company has raised net proceeds of $116,000,000 from the sale of equity securities in private placements and public stock offerings. The Company does not believe it currently has the ability to raise significant additional funds. Based upon its budget for calendar year 2002, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. Thereafter, or if the Company's operations change substantially, the Company will need to raise substantial additional capital to fund its operations, including clinical trials and commercialization efforts.

   Dependence on Collaborative Agreements. Currently, the Company is wholly dependent on collaborative agreements with others. The Company has an agreement with Teva with respect to multiple sclerosis and myasthenia gravis products, with Lilly for research on diabetes products, and with BioMS for a product to treat multiple sclerosis. There can be no assurance that the Company will be able to negotiate other acceptable arrangements in the future or that such arrangements will be successful.

   The majority of the Company's basic research to date has been done through agreements with BWH and other medical research institutions. Between 1993 and 1999, the Company conducted some of its research and most of its development activities internally. Currently, the Company has no employees engaged in research and product development. Therefore, the Company expects to continue to be dependent upon research performed under contract with BWH. If the Company is unable to maintain this relationship, the Company would be adversely affected and the Company's ability to commercialize future products may be delayed.

   Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patents, maintain trade secret protection and operate or enable others to operate without infringing on the proprietary rights of third parties or having third parties circumvent the Company's rights. The Company has received or has exclusive rights to 109 U.S. and foreign patents. The Company has filed and is actively pursuing numerous applications for additional U.S. and foreign patents, and is an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, the emerging policy of the United States Patent Office and the federal courts appears to favor narrowing claims in biotechnology patents. Thus, there can be no assurance that any patents issued to the Company will provide the Company with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede the ability of the Company to do business or that third parties will not be able to circumvent the Company's patents, that any of the Company's patent applications will result in the issuance of patents or that the Company will develop additional proprietary products that are patentable. Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of the Company's products, or, if patents are issued to the Company, design around the patented products developed by the Company.

   The Company may be required to obtain licenses from third parties to avoid infringing patents or other proprietary rights. No assurance can be given that any license required under any such patents or proprietary rights would be available, if at all, on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions, or could find that the development, manufacture or sale of products requiring such licenses could be prohibited. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on patents it might infringe or in filing suits against others to have such patents declared invalid.

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

   Technological Change and Competition. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. The Company's competitors are numerous and include, among others, major pharmaceutical companies, biotechnology firms, universities and other research institutions in the United States and abroad. There can be no assurance that the Company's competitors will not develop technologies and products that would render the Company's technology and products obsolete or noncompetitive. Most of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, most of the Company's competitors have significantly greater experience than the Company in conducting preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may obtain FDA approval for products more rapidly than the Company.

   The Company currently has no internal research and development activities or capabilities. The Company currently relies upon sponsored research with BWH for its research and development activities. The research budget at BWH for Company sponsored research during the twelve months ended June 30, 2002 is approximately $48,000.

   Government Regulation. Prior to marketing, any pharmaceutical product utilizing the Company's technology must undergo rigorous preclinical testing and clinical trials, as well as an extensive regulatory approval process mandated by the FDA and foreign regulatory agencies. These processes can take many years and require the expenditure of substantial resources. Delays in obtaining regulatory approvals would adversely affect the marketing of the Company's products and the Company's ability to receive product royalties. There can be no assurance that the clearances and approvals necessary for the clinical testing or manufacturing and marketing of these products can be obtained. Existing or additional government regulation could prevent or delay regulatory approval of these products or affect the pricing or marketing of these products.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is traded on the Nasdaq National Market under the symbol AIMM. The following table shows the quarterly high and low closing price on Nasdaq for a share of the Company's common stock for the fiscal years ended December 31, 2000 and 2001.

                                                   Price range of
                                                    common stock
                                                   --------------
                                                    High    Low
                                                    -----  -----
              Fiscal year ending December 31, 2000
                 First quarter.................... $5.87   $0.84
                 Second quarter................... $2.44   $1.28
                 Third quarter.................... $2.56   $1.44
                 Fourth quarter................... $2.50   $1.34
              Fiscal year ending December 31, 2001
                 First quarter.................... $2.65   $1.47
                 Second quarter................... $4.00   $2.04
                 Third quarter.................... $3.80   $0.62
                 Fourth quarter................... $1.39   $0.84

   As of March 21, 2002, there were 204 record holders and approximately 6,000 total shareholders of the Company's common stock.

   AutoImmune has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, and therefore does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

Item 6.  Selected Financial Data.

   The selected financial data set forth below are derived from financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The balance sheets at December 31, 2000 and December 31, 2001 and the related statements of operations and of cash flows for the three years ended December 31, 1999, December 31, 2000 and December 31, 2001 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Form 10-K.

                                                    For the year ended December 31,
                                   -----------------------------------------------------------------
                                       1997          1998          1999         2000        2001
                                   ------------  ------------  ------------  ----------- -----------
Statement of Operations Data:
Revenue:
 License rights................... $         --  $         --  $         --  $ 4,010,000 $ 1,348,000
                                   ------------  ------------  ------------  ----------- -----------
     Total revenue................           --            --            --  $ 4,010,000   1,348,000
                                   ------------  ------------  ------------  ----------- -----------
Costs and expenses:
 Research and development:
   Related party..................    1,880,000     1,314,000     1,170,000      260,000     135,000
   All other......................   15,426,000    11,496,000     7,649,000      522,000     237,000
 General and administrative.......    2,214,000     1,712,000     2,416,000      679,000     589,000
                                   ------------  ------------  ------------  ----------- -----------
     Total costs and expenses.....   19,520,000    14,522,000    11,235,000    1,461,000     961,000
                                   ------------  ------------  ------------  ----------- -----------
Income (loss) from operations.....  (19,520,000)  (14,522,000)  (11,235,000)   2,549,000     387,000
Interest income, net..............    1,995,000     1,337,000       570,000      599,000     461,000
                                   ------------  ------------  ------------  ----------- -----------
Net income (loss)................. $(17,525,000) $(13,185,000) $(10,665,000) $ 3,148,000 $   848,000
                                   ============  ============  ============  =========== ===========
Net income (loss) per share--basic $      (1.07) $      (0.80) $      (0.64) $      0.19 $      0.05
                                   ============  ============  ============  =========== ===========
Net income (loss) per share--
  diluted......................... $      (1.07) $      (0.80) $      (0.64) $      0.18 $      0.05
                                   ============  ============  ============  =========== ===========
Weighted average common shares
  outstanding--basic..............   16,385,629    16,491,701    16,602,911   16,743,349  16,909,541
                                   ============  ============  ============  =========== ===========
Weighted average common shares
  outstanding--diluted............   16,385,629    16,491,701    16,602,911   17,288,172  17,253,299
                                   ============  ============  ============  =========== ===========

                                                             December 31,
                               ------------------------------------------------------------------------
                                   1997          1998           1999           2000           2001
                               ------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
Cash, cash equivalents and
  marketable securities....... $ 30,025,000  $  17,528,000  $   6,973,000  $   9,883,000  $  10,792,000
Working capital...............   28,983,000     16,325,000      6,411,000      9,753,000     10,697,000
Total assets..................   31,498,000     18,326,000      7,082,000      9,955,000     10,934,000
Capital lease obligations less
  current maturities..........      193,000             --             --             --             --
Deficit accumulated during
  development stage...........  (87,620,000)  (100,805,000)  (111,470,000)  (108,322,000)  (107,474,000)
Total stockholders' equity....      29,8800     16,917,000      6,411,000      9,753,000     10,797,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

  Overview

   The sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which involve risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to the Company's extremely limited operations, the uncertainties of clinical trial results and product development, the Company's dependence on third parties for licensing revenue, and risks of technological change and competition.

   Since its inception through December 31, 2001, the Company has incurred ongoing losses from operations and has cumulative losses as of December 31, 2001 totaling $107,470,000. To date, the Company has not recorded any revenue from the sale of products. Revenue recorded through December 31, 2001 was earned in connection with license rights, contract research and the granting of certain short-term rights.

   The Company expects to remain in the development stage for the foreseeable future and accordingly expects to continue to incur substantial losses.

  Years Ended December 31, 2000 and 2001

   Revenue was $4,010,000 and $1,348,000 for the years ended December 31, 2000 and 2001, respectively. Of that total revenue, $4,000,000 in 2000 and $1,308,000 in 2001 represents payments by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease. The remaining amounts represent monthly license payments from BioMS.

   Research and development expenses were $782,000 and $372,000 for the year ended December 31, 2000 and 2001, respectively. The decrease is due to the reduction of contractual payments to The Brigham and Women's Hospital and lower patent legal costs.

   General and administrative expenses were $679,000 and $589,000 for the year ended December 31, 2000 and 2001, respectively. The decrease is due to the reduction of corporate activity.

   Net interest income was $599,000 and $461,000 for the year ended December 31, 2000 and 2001, respectively. The decrease is due to a lower average return on investment.

  Years Ended December 31, 1999 and 2000

   No revenues were earned in the year ended December 31, 1999. Revenue totaling $4,010,000 was earned in the year ended December 31, 2000. Of the total revenue, $4,000,000 represents the initial payment by a subsidiary of Elan Plc for the purchase of certain patent rights related to Alzheimer's disease and the remainder represents the first four months of monthly license payments from BioMS which began in September 2000.

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

   The Company's working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical or nutraceutical companies and its competitive environment. Based upon its budget for the calendar year 2002, the Company believes that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. At the appropriate time, the Company may seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce certain activities, which could include areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy. Such a reduction would have a material adverse effect on the Company.

   In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of December 31, 2001, the Company's cash and cash equivalents and marketable securities totaled $10,792,000. Current liabilities at December 31, 2001 were $137,000.

Critical Accounting Policies and Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements:

   Revenue from research and development arrangements and license rights is recognized pursuant to the related agreements as work is performed or defined milestones are attained. Payments received under these arrangements prior to the completion of the related work or attainment of milestones are recorded as deferred revenue. The Company has no further obligations under the license agreements. Under the terms of one agreement, the Company and Brigham & Women's Hospital have indemnified a subsidiary of Elan against any claim, demand or action arising from any misrepresentation made to the subsidiary Elan about patent rights and warranties, up to the amounts previously received by the Company under the agreement. Option fees representing payments to be made to the Company for a right to evaluate and negotiate the terms of a potential licensing arrangement are recognized as the options are granted as such fees are non-refundable and the Company has no further obligations.

   Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of investments recorded by the Company. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is not temporary.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information called for by this Item and not provided below is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 2001.

Executive officer information is as follows:

   Robert C. Bishop, Ph.D., age 59, was elected President and Chief Executive Officer of the Company in May 1992. Dr. Bishop also became a director of the Company in May 1992. In May 1999, Dr. Bishop was elected Chairman of the Board. Effective December 31, 1999, Dr. Bishop ceased being an employee of AutoImmune and began working in the same capacity on a consultant basis. For more than five years prior to joining the Company, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President, Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President, Therapeutics for Allergan's worldwide pharmaceutical, surgical and neurotoxin businesses from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Quintiles Transnational Corp., a contract research, sales and marketing company serving the health care industry and a director of Millipore Corporation, a purification technologies/systems company serving the biopharmaceutical and analytical laboratories markets. Dr. Bishop is also a member of the Board of Managers/Trustees for the MFS/Sun Life Series Trust and Compass Accounts at MFS Investment Management and serves on the Life Science Advisory Board for One Equity Capital, a leveraged buy-out firm.

   Heather A. Ellerkamp, CPA, age 37, joined the Company in February 1994. Since June 1997, Ms. Ellerkamp has been Director of Finance and Treasurer of the Company, and from February 1994 to June 1997, she held various financial positions with the Company, including controller. Ms. Ellerkamp received her B.A. degree in Management Science from the University of California, San Diego and her M.B.A. from the University of Michigan. Effective November 19, 1999, Ms. Ellerkamp ceased as an employee of AutoImmune and is currently working in the same capacity on a consultant basis.

Item 11.  Executive Compensation.

   The information required by this Item is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 2001.

Item 13.  Certain Relationships and Related Transactions.

   The information required by this Item is incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission and mail to shareholders within 120 days of the Company's fiscal year ended December 31, 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

                                                                                                       Page
                                                                                                       ----
Report of Independent Accountants                                                                      F-2

Balance Sheet at December 31, 2000 and 2001                                                            F-3

Statements of Operations for the three years ended December 31, 1999, 2000 and 2001 and for the period
  from inception (September 9, 1988) through December 31, 2001                                         F-4

Statement of Changes in Stockholders' Equity for the period from inception (September 9, 1988) through
  December 31, 2001                                                                                    F-5

Statements of Cash Flows for the three years ended December 31, 1999, 2000 and 2001 and for the period
  from inception (September 9, 1988) through December 31, 2001                                         F-6

Notes to the Financial Statements                                                                      F-7

(a)(2) Financial Statement Schedule

   All schedules are omitted because they are not applicable or the required information is shown in the financial statements.

(a)(3) Exhibits

Exhibit
Number  Exhibit Description
------  -------------------
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

Exhibit
Number  Exhibit Description
------  -------------------

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

 10.25  --Development and License Agreement dated as of December 4, 1998 between AutoImmune Inc. and
          Teva Pharmaceutical Industries Ltd.(10)+

 10.26  --Sublease Termination Agreement dated June 15, 1998 between AutoImmune Inc. and Antigenics,
          LLC (10)

 10.27  --Fourth Amendment to Lease dated July 17, 1998 between AutoImmune Inc. and Ledgemont Realty
          Trust(10)

 10.28  --Consulting Agreement dated January 3, 2000 between AutoImmune Inc. and Robert C. Bishop,
          Ph.D.(11)

 10.29. --Consulting Agreement dated November 20, 1999 between AutoImmune Inc. and Heather A.
          Ellerkamp(11)

Exhibit
Number  Exhibit Description
------  -------------------

 10.30. --Consulting Agreement dated September 20, 1999 between AutoImmune Inc. and Fletcher Spaght,
          Inc.(11)

 10.31. --Letter Agreement dated January 31, 2000 between AutoImmune Inc. and Fletcher Spaght, Inc.(12)+

 10.32. --Agreement for Assignment of Patent Rights, dated effective as of January 29, 2000 among The
          Brigham and Women's Hospital, Inc., AutoImmune Inc. and Neuralab Limited(12)+

 10.33. --Letter Agreement dated March 16, 2000 between AutoImmune Inc. and The Brigham and Women's
          Hospital Inc.(12)+

 10.34. --Agreement dated August 1, 2000 between AutoImmune and Rycor Technology Instruments Corp.

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

(b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the last quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2002.

                                          AUTOIMMUNE INC.

                                          By:
                                              /S/  ROBERT C. BISHOP
                                             ----------------------------------
                                                 Robert C. Bishop,
                                               Chairman, President and Chief
                                                     Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/  ROBERT C. BISHOP         Director, Chairman, President March 25, 2002
-----------------------------   and Chief Executive Officer
Robert C. Bishop
Principal Executive Officer

/S/  HEATHER A. ELLERKAMP     Director of Finance and       March 25, 2002
-----------------------------   Treasurer
Heather A. Ellerkamp
Principal Financial and
Accounting Officer

/S/  HUGH A. D'ANDRADE        Director                      March 25, 2002
-----------------------------
Hugh A. D'Andrade

/S/  ALLAN R. FERGUSON        Director                      March 25, 2002
-----------------------------
Allan R. Ferguson

/S/  R. JOHN FLETCHER         Director                      March 25, 2002
-----------------------------
John Fletcher

/S/  HENRI A. TERMEER         Director                      March 25, 2002
-----------------------------
Henri A. Termeer

AutoImmune Inc.
(a development stage company)

Index to Financial Statements



                                                                                                    Page
                                                                                                    ----
Financial Statements:

   Report of Independent Accountants                                                                F-2

   Balance Sheet at December 31, 2000 and 2001                                                      F-3

   Statements of Operations for the three years ended December 31, 1999, 2000 and 2001 and for the
     period from inception (September 9, 1988) through December 31, 2001                            F-4

   Statement of Changes in Stockholders' Equity for the period from inception (September 9, 1988)
     through December 31, 2001                                                                      F-5

   Statements of Cash Flows for the three years ended December 31, 1999, 2000 and 2001 and for the
     period from inception (September 9, 1988) through December 31, 2001                            F-6

   Notes to the Financial Statements                                                                F-7

                       Report of Independent Accountants

To the Board of Directors and Stockholders of AutoImmune Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AutoImmune Inc. (a development stage company) at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (September 9, 1988) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
February 21, 2002

AutoImmune Inc.
(a development stage company)

Balance Sheet

                                                                                   December 31,
                                                                               2000           2001
Assets
Current assets:
   Cash and cash equivalents                                               $   4,719,000  $   3,929,000
   Marketable securities                                                       5,164,000      6,863,000
   Prepaid expenses and other current assets                                      72,000         42,000
                                                                           -------------  -------------
       Total current assets                                                    9,955,000     10,834,000
Fixed assets, net                                                                     --             --
Other assets                                                                          --        100,000
                                                                           -------------  -------------
       Total assets                                                        $   9,955,000  $  10,934,000
                                                                           =============  =============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $     112,000  $      47,000
   Accrued expenses                                                               90,000         90,000
                                                                           -------------  -------------
       Total current liabilities                                                 202,000        137,000
                                                                           -------------  -------------
Commitments and contingencies (Notes 6 and 14)
Stockholders' equity:
   Common stock, $.01 par value: 25,000,000 shares authorized; 16,759,623 and 16,919,623 shares issued and outstanding at December 31, 2000
     and 2001, respectively                                                      168,000        169,000
   Additional paid-in capital                                                117,907,000    118,102,000
   Deficit accumulated during the development stage                         (108,322,000)  (107,474,000)
                                                                           -------------  -------------
       Total stockholders' equity                                              9,753,000     10,797,000
                                                                           -------------  -------------
       Total liabilities and stockholders' equity                          $   9,955,000  $  10,934,000
                                                                           =============  =============

  The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Operations

                                                                                Period from
                                                                                 inception
                                                                            (September 9, 1988)
                                         For the year ended December 31,          through
                                          1999         2000        2001     December 31,  2001
Revenue:
   License rights                     $         --  $ 4,010,000 $ 1,348,000    $   5,358,000
   Option fees                                  --           --          --        2,200,000
   Research and development revenue
     under collaborative agreements             --           --          --          955,000
                                      ------------  ----------- -----------    -------------
       Total revenue                            --    4,010,000   1,348,000        8,513,000
                                      ------------  ----------- -----------    -------------
Costs and expenses:
   Research and development:
       Related party                     1,170,000      260,000     135,000       19,727,000
       All other                         7,649,000      522,000     237,000       91,514,000
   General and administrative            2,416,000      679,000     589,000       16,923,000
                                      ------------  ----------- -----------    -------------
       Total costs and expenses         11,235,000    1,461,000     961,000      128,164,000
                                      ------------  ----------- -----------    -------------
Interest income                            572,000      599,000     461,000       12,484,000
Interest expense                            (2,000)          --          --         (303,000)
                                      ------------  ----------- -----------    -------------
                                           570,000      599,000     461,000       12,181,000
                                      ------------  ----------- -----------    -------------
Net income (loss)                     $(10,665,000) $ 3,148,000 $   848,000    $(107,470,000)
                                      ============  =========== ===========    =============
Net income (loss) per share--basic    $      (0.64) $      0.19 $      0.05
                                      ============  =========== ===========
Net income (loss) per share--diluted  $      (0.64) $      0.18 $      0.05
                                      ============  =========== ===========
Weighted average shares outstanding--
  basic                                 16,602,911   16,743,349  16,909,541
                                      ============  =========== ===========
Weighted average shares outstanding--
  diluted                               16,602,911   17,288,172  17,253,299
                                      ============  =========== ===========

  The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Changes In Stockholders' Equity
For the period from inception (September 9, 1988)
through December 31, 2001

                                                                                             Deficit
                                                                                             accumu-      Accumu-
                                                                                              lated        lated
                                              Common Stock                     Compre-      during the     other      Total
                                             Number             Additional     hensive       develop-     compre-     stock-
                                               of       Par      paid-in       income          ment       hensive    holders'
                                             shares    value     capital       (loss)         stage       income      equity
Issuance of common stock during 1988          168,750 $  2,000 $                           $      (1,000) $    --  $       1,000
Conversion of junior convertible preferred
 stock to common stock during 1991            506,250    5,000                                    (3,000)                  2,000
Issuance of common stock during 1992           91,116    1,000      100,000                                              101,000
Conversion of mandatorily redeemable
 convertible preferred stock to common
 stock during 1993                          6,353,568   63,000   12,496,000                                           12,559,000
Issuance of common stock, net of issuance
 costs during 1993                          3,022,000   30,000   35,669,000                                           35,699,000
Issuance of common stock during 1994           67,500    1,000        2,000                                                3,000
Issuance of common stock, net of issuance
 costs during 1995                          6,072,883   61,000   68,530,000                                           68,591,000
Issuance of common stock during 1996           75,978    1,000      441,000                                              442,000
Issuance of common stock during 1997           34,851       --       92,000                                               92,000
Issuance of common stock during 1998          156,099    2,000      221,000                                              223,000
  Net loss for the period from inception
   (September 9, 1988) through
   December 31, 1998                                                        $(100,801,000)  (100,801,000)           (100,801,000)
  Other comprehensive income (loss):
   Net unrealized gain on marketable
    securities during 1994 through 1998
    (Note 2)                                                                        5,000                   5,000          5,000
  Comprehensive loss                                                         (100,796,000)
                                           ---------- -------- ------------ =============  -------------  -------  -------------
Balance at December 31, 1998               16,548,995  166,000  117,551,000                 (100,805,000)   5,000     16,917,000
Comprehensive loss:
  Net loss                                                                    (10,665,000)   (10,665,000)            (10,665,000)
  Other comprehensive income (loss):
   Net unrealized loss on marketable
    securities (Note 2)                                                            (5,000)                 (5,000)        (5,000)
                                                                            -------------
   Comprehensive loss                                                         (10,670,000)
                                                                            =============
Issuance of common stock                      108,877    1,000      163,000                                              164,000
                                           ---------- -------- ------------                -------------  -------  -------------
Balance at December 31, 1999               16,657,872  167,000  117,714,000                 (111,470,000)      --      6,411,000
Comprehensive income:
  Net income                                                                    3,148,000      3,148,000               3,148,000
  Other comprehensive income (loss):
   Net unrealized loss on marketable
    securities (Note 2)                                                                --                      --             --
                                                                            -------------
   Comprehensive income                                                         3,148,000
                                                                            =============
Issuance of common stock                      101,751    1,000      193,000                                              194,000
                                           ---------- -------- ------------                -------------  -------  -------------
Balance at December 31, 2000               16,759,623  168,000  117,907,000                 (108,322,000)      --      9,753,000
Comprehensive income:
  Net income                                                                      848,000        848,000                 848,000
  Other comprehensive income (loss):
   Net unrealized loss on marketable
    securities (Note 2)                                                                --                      --             --
                                                                            -------------
   Comprehensive income                                                     $     848,000
                                                                            =============
Valuation of warrants issued                                        192,000                                              192,000
Issuance of common stock                      160,000    1,000        3,000                                                4,000
                                           ---------- -------- ------------                -------------  -------  -------------
Balance at December 31, 2001               16,919,623 $169,000 $118,102,000                $(107,474,000) $    --  $  10,797,000
                                           ========== ======== ============                =============  =======  =============

  The accompanying notes are an integral part of these financial statements.

AutoImmune Inc.
(a development stage company)

Statement of Cash Flows



                                                                                    For the year ended December 31,
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:                                              1999          2000          2001
  Net income (loss)........................................................... $(10,665,000) $  3,148,000  $    848,000
  Adjustments to reconcile net loss to net cash used by operating activities:
   Interest expense related to demand notes converted into mandatorily
    redeemable convertible preferred stock....................................           --            --            --
   Patent costs paid with junior convertible preferred and common stock.......           --            --            --
   Valuation of warrants issued in conjunction with license revenue...........           --            --       192,000
  Depreciation and amortization...............................................      311,000            --            --
  Loss on sale/disposal of fixed assets.......................................       36,000            --            --
  Decrease in patent costs....................................................           --            --            --
  (Increase) decrease in interest receivable..................................       77,000            --            --
  (Increase) decrease in prepaid expenses and other current assets............       20,000        37,000        30,000
  Increase (decrease) in accounts payable.....................................     (613,000)       48,000       (65,000)
  Increase (decrease) in accrued expenses.....................................       68,000      (517,000)           --
                                                                               ------------  ------------  ------------
    Net cash provided (used) by operating activities                            (10,766,000)    2,716,000     1,005,000
                                                                               ------------  ------------  ------------
Cash flows from investing activities:
  Purchase of available-for-sale marketable securities........................   (4,316,000)  (11,947,000)  (19,694,000)
  Proceeds from sale/maturity of available-for-sale marketable securities.....   17,038,000     6,783,000    17,995,000
  Proceeds from maturity of held-to-maturity marketable securities............           --            --            --
  Proceeds from sale of equipment.............................................      241,000            --            --
  Investment in Oragen........................................................                         --      (100,000)
  Purchases of fixed assets...................................................      (51,000)           --            --
  Increase in patent costs....................................................           --            --            --
  Increase in other assets....................................................       54,000            --            --
                                                                               ------------  ------------  ------------
    Net cash provided (used) by investing activities..........................   12,966,000    (5,164,000)   (1,799,000)
                                                                               ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from sale-leaseback of fixed assets................................           --            --            --
  Payments on obligations under capital leases................................     (193,000)           --            --
  Net proceeds from issuance of mandatorily redeemable convertible
   preferred stock............................................................           --            --            --
  Proceeds from bridge notes..................................................           --            --            --
  Proceeds from issuance of common stock......................................      165,000       194,000         4,000
  Proceeds from issuance of convertible notes payable.........................           --            --            --
                                                                               ------------  ------------  ------------
    Net cash provided (used) by financing activities..........................      (28,000)      194,000         4,000
                                                                               ------------  ------------  ------------
    Net increase (decrease) in cash and cash equivalents......................    2,172,000    (2,254,000)     (790,000)
    Cash and cash equivalents at beginning of period..........................    4,801,000     6,973,000     4,719,000
                                                                               ------------  ------------  ------------
    Cash and cash equivalents at end of period................................ $  6,973,000  $  4,719,000  $  3,929,000
                                                                               ============  ============  ============

                                                                                Period from
                                                                                 inception
                                                                               (September 9,
                                                                               1988) through
Increase (Decrease) in Cash and Cash Equivalents                               December 31,
Cash flows from operating activities:                                              2001
  Net income (loss)........................................................... $(107,470,000)
  Adjustments to reconcile net loss to net cash used by operating activities:
   Interest expense related to demand notes converted into mandatorily
    redeemable convertible preferred stock....................................        48,000
   Patent costs paid with junior convertible preferred and common stock.......         3,000
   Valuation of warrants issued in conjunction with license revenue...........       192,000
  Depreciation and amortization...............................................     4,464,000
  Loss on sale/disposal of fixed assets.......................................       642,000
  Decrease in patent costs....................................................       563,000
  (Increase) decrease in interest receivable..................................            --
  (Increase) decrease in prepaid expenses and other current assets............       (42,000)
  Increase (decrease) in accounts payable.....................................        47,000
  Increase (decrease) in accrued expenses.....................................        90,000
                                                                               -------------
    Net cash provided (used) by operating activities                            (101,463,000)
                                                                               -------------
Cash flows from investing activities:
  Purchase of available-for-sale marketable securities........................  (293,361,000)
  Proceeds from sale/maturity of available-for-sale marketable securities.....   275,487,000
  Proceeds from maturity of held-to-maturity marketable securities............    11,011,000
  Proceeds from sale of equipment.............................................       306,000
  Investment in Oragen........................................................      (100,000)
  Purchases of fixed assets...................................................    (5,288,000)
  Increase in patent costs....................................................      (563,000)
  Increase in other assets....................................................      (125,000)
                                                                               -------------
    Net cash provided (used) by investing activities..........................   (12,633,000)
                                                                               -------------
Cash flows from financing activities:
  Proceeds from sale-leaseback of fixed assets................................     2,872,000
  Payments on obligations under capital leases................................    (2,872,000)
  Net proceeds from issuance of mandatorily redeemable convertible
   preferred stock............................................................    10,011,000
  Proceeds from bridge notes..................................................       300,000
  Proceeds from issuance of common stock......................................   105,514,000
  Proceeds from issuance of convertible notes payable.........................     2,200,000
                                                                               -------------
    Net cash provided (used) by financing activities..........................   118,025,000
                                                                               -------------
    Net increase (decrease) in cash and cash equivalents......................     3,929,000
    Cash and cash equivalents at beginning of period..........................            --
                                                                               -------------
    Cash and cash equivalents at end of period................................ $   3,929,000
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

   Currently, the Company anticipates that it will operate as a "virtual" company to the maximum extent possible by operating without office space and full time employees as it awaits the results of currently ongoing clinical trials and business development activities.

2. Summary of Significant Accounting Policies

   Cash Equivalents and Marketable Securities
   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in U.S. Government debt securities. These investments are subject to minimal credit and market risks. The Company specifically identifies securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities. At December 31, 2001, the Company has classified all of its marketable securities as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity. At December 31, 2000 and 2001, there were no significant unrealized gains or losses on the marketable securities.

   Fair Value of Financial Instruments
   At December 31, 2001, the Company's financial instruments consisted of cash equivalents, investments, accounts payable and accrued expenses. The carrying amount of these instruments approximate their fair values.

   Fixed Assets
   Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful life of the assets. Assets which were under capital leases and leasehold improvements were amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method.

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

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements



   Revenue Recognition
   Revenue from research and development arrangements and license rights is recognized pursuant to the related agreements as work is performed or defined milestones are attained. Payments received under these arrangements prior to the completion of the related work or attainment of milestones are recorded as deferred revenue. The Company has no further obligations under the license agreements. Option fees representing payments to be made to the Company for a right to evaluate and negotiate the terms of a potential licensing arrangement are recognized as the options are granted as such fees are non-refundable and the Company has no further obligations. Revenue generated in 2000 and 2001 is derived from agreements with a subsidiary of Elan Plc and BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) (see footnote 14).

   Stock Compensation
   The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. The Company applies the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

   Net Income (Loss) Per Share--Basic and Diluted
   Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Prior to the year ended December 31, 2000, shares used to compute diluted earnings per share in loss years excluded common share equivalents, as their inclusion would have been anti-dilutive. For the years ended December 31, 2000 and 2001, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options.

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

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements



   Supplemental Disclosure of Cash Flow Information

   The Company has paid interest of $2,000 in 1999, and $255,000 since inception. In 2000 and 2001, there was no paid interest. The Company has paid income taxes of $11,000 in 1996 and since inception.

3. Cash Equivalents and Marketable Securities

   The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2000 and 2001.

                                                   December 31,
                                                  2000       2001
              Money market                     $  292,000 $3,894,000
              U.S. Government debt securities   4,366,000         --
                                               ---------- ----------
                                               $4,658,000 $3,894,000
                                               ========== ==========

   The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2000 and 2001 which are carried at fair market value:

                                      Maturity      Fair     Unrealized Unrealized Amortized
                                        term        Value      gains      losses     cost
   December 31, 2000:
   U.S. Government debt securities  within 1 year $5,164,000   $   --     $   --   $5,164,000
                                                  ==========   ======     ======   ==========
   December 31, 2001:
   U.S. Government debt securities  within 1 year $6,863,000   $   --     $   --   $6,863,000
                                                  ==========   ======     ======   ==========

   All of the Company's marketable securities are classified as current at December 31, 2000 and 2001 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the years ended December 31, 2000 and 2001 were not significant.

   Marketable securities which were purchased and sold in periods prior to adoption of SFAS No. 115 on January 1, 1994 other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the "period from inception" column of the statement of cash flows.

4. Fixed Assets

   Fixed assets consist of the following:

                                                     Estimated
                                                    useful life
                                                      (years)       December 31,
                                                                  2000       2001
   Laboratory equipment                                 2-5     $ 160,000  $ 160,000
   Less--accumulated depreciation and amortization               (160,000)  (160,000)
                                                                ---------  ---------
                                                                $      --  $      --
                                                                =========  =========

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements



   Depreciation and amortization expense relating to fixed assets was $311,000 for the year ended December 31, 1999. There was no depreciation for the years ended December 31, 2000 and 2001. There were no assets held under capital leases on December 31, 2000 and 2001. For the year ended December 31, 1999, amortization expense charged to operations on assets held under capital lease obligations was $137,000. In 1999, fixed assets with a cost totaling $2,180,000 and accumulated depreciation of $1,903,000 were sold or disposed. Proceeds totaling $241,000 were received upon the sale of certain equipment in 1999.

5. Other Assets

   Other assets is comprised of an investment in Oragen Corporation, a private company, in which the Company's interest is less than 20%. This investment is carried at cost.

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

   The current research and development agreement with the Brigham and Women's Hospital extends until June 30, 2002, and is renewable for additional one year periods by mutual consent. The Company has agreed to pay BWH $48,000 for the one-year period ending June 30, 2002. There is no guaranteed minimum payment for the one-year period ending June 30, 2003. This agreement also provides for payments to BWH for royalties on sales of related patented products by the Company, as well as for payments to BWH for a portion, as defined in the agreement, of any proceeds received by the Company in connection with the licensing of patented technology to, and royalty or milestone payments received from, third parties. During the years ended December 31, 2000 and 2001, the Company paid to BWH $200,000 and $75,000, respectively, which represent a portion of the cash payment received from a subsidiary of Elan Plc. Royalty payments to BWH begin upon the commercialization of the related products and will continue for the life of the underlying patent. For a period not to exceed three years after the first commercial sale of any product of the Company, the Company is required to make payments to BWH in each quarter only to the extent that the Company has a positive cash flow in such quarter with the balance deferred to the succeeding quarter.

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

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements



7. Income Taxes

   The components of deferred income tax benefit (expense) are as follows:

                                                 Year ended December 31,
                                              1999         2000        2001
   Income tax benefit (expense):
     Federal                               $ 3,755,000  $  (865,000) $(171,000)
     State                                   1,010,000     (269,000)   (52,000)
                                           -----------  -----------  ---------
                                             4,765,000   (1,134,000)  (223,000)
   Deferred tax asset valuation allowance   (4,765,000)   1,134,000    223,000
                                           -----------  -----------  ---------
                                           $        --  $        --  $      --
                                           -----------  -----------  ---------

   No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

   A reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 1999, 2000 and 2001 to pre-tax loss is as follows:

                                                                       Year ended December 31,
                                                                    1999         2000        2001
   (Income) loss at statutory rate                               $ 3,733,000  $(1,102,000) $(297,000)
   Nondeductible research and development expenses                  (162,000)      (6,000)    (3,000)
   Federal and state research and development, orphan drug, and
     investment tax credits                                          542,000       23,000     12,000
   State tax benefit (liability), net of federal tax liability       579,000     (181,000)   (37,000)
   Stock option compensation                                          37,000       95,000     95,000
   Other                                                              36,000       37,000      7,000
                                                                 -----------  -----------  ---------
                                                                   4,765,000   (1,134,000)  (223,000)
   (Increase) decrease in valuation allowance                     (4,765,000)   1,134,000    223,000
                                                                 -----------  -----------  ---------
                                                                 $        --  $        --  $      --
                                                                 ===========  ===========  =========

   Deferred tax assets are comprised of the following:

                                                                            December 31,
                                                                         2000          2001
   Research costs capitalized for tax purposes                       $ 24,899,000  $ 25,044,000
   Research and development, orphan drug and investment tax credits    11,315,000    11,327,000
   Loss carryforwards                                                  15,125,000    14,745,000
                                                                     ------------  ------------
   Gross deferred tax assets                                           51,339,000    51,116,000
   Deferred tax asset valuation allowance                             (51,339,000)  (51,116,000)
                                                                     ------------  ------------
                                                                     $         --  $         --
                                                                     ============  ============

   The Company has provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. The decrease in the valuation allowance for deferred tax assets for 2000 and 2001 relates to the utilization of net operating loss carryforwards where no benefit had previously been recognized. As the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expenses. Of the $51,116,000 valuation allowance at December 31, 2001, $965,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

AutoImmune Inc.
(a development stage company)

Notes to the Financial Statements



   At December 31, 2001, the Company had the following net operating loss, research and development, orphan drug and investment tax credit carryforwards available to reduce future tax liabilities, which expire as follows:

                                          Research and development,
                                               orphan drug and
              Year of     Net operating     investment tax credit
             expiration loss carryforward       carryforwards
                2003                             $    19,000
                2004                                  91,000
                2005                                 121,000
                2006                                 162,000
                2007                                 234,000
                2008                                 420,000
                2009                                 960,000
                2010                                 728,000
                2011                               3,895,000
                2012       $34,291,000             3,670,000
                2018           553,000               888,000
                2019         2,018,000               583,000
                2020                --                27,000
                2021                --                13,000
                           -----------           -----------
                           $36,862,000           $11,811,000
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

   At December 31, 2001, the Company had 5,000,000 authorized shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

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

   As of December 31, 2001, the Company has reserved 2,599,196 shares of common stock for use in the Company's stock option plans and employee stock purchase plan (Note 10).

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

   Director Stock Option Plan
   During 1993, the Company's Board of Directors approved a stock option plan for non-employee directors (the "Director Option Plan"). This plan was approved by the Company's shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended

   Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director shall receive an option to purchase 25,000 shares of common stock and will receive options to purchase an additional 6,500 shares of common stock every year thereafter if the individual remains a member of the Board of Directors. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993. An option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 219,000 shares of common stock have been granted. Options to purchase 30,000 shares of common stock have been cancelled. At December 31, 2001, options to purchase 189,000 shares of common stock are outstanding. A maximum of 300,000 shares of common stock of the Company is reserved for issuance in accordance with the terms of this amended plan.

   A summary of option activity under the Stock Option Plans and the Director Option Plan for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                            Weighted average
                                                  Shares     exercise price
    Outstanding at December 31, 1998             1,938,034       $1.83
     Granted (weighted average fair value $0.99)   278,500        1.73
     Exercised                                    (108,877)       1.51
     Cancelled                                    (464,276)       2.16
                                                 ---------
    Outstanding at December 31, 1999             1,643,381        1.74
     Granted (weighted average fair value $0.79)    26,000        1.31
     Exercised                                    (101,751)       1.90
     Cancelled                                    (139,344)       1.77
                                                 ---------
    Outstanding at December 31, 2000             1,428,286        1.72
     Granted (weighted average fair value $0.79)    31,000        3.43
     Exercised                                    (160,000)       0.03
     Cancelled                                    (122,250)       0.83
                                                 ---------
    Outstanding at December 31, 2001             1,177,036       $2.08
                                                 =========
    Options exercisable at year end              1,046,786       $2.10
                                                 =========

   As of December 31, 1999 and 2000, 1,403,881 and 1,261,536 options were exercisable, respectively, under the 1988 and 1998 Stock Option Plans and Director Option Plan.

   The following table summarizes information about stock options outstanding at December 31, 2001:

                             Options outstanding                  Options exercisable
                --------------------------------------------- ----------------------------
                            Weighted average
   Range of       Number       remaining     Weighted average   Number    Weighted average
exercise prices outstanding contractual life  exercise price  exercisable  exercise price
 $ 0.53-$ 1.31     107,000     8.0 years          $0.72           46,500       $0.64
        $ 1.33     510,000     0.3 years           1.33          510,000        1.33
 $ 1.81-$ 2.00     265,600     5.4 years           1.86          265,600        1.86
 $ 2.03-$ 5.25     240,000     6.5 years           2.95          170,250        2.95
 $ 6.25-$10.25      54,436     3.1 years           9.07           54,436        9.07
                 ---------                                     ---------
                 1,177,036                                     1,046,786
                 =========                                     =========

   Employee Stock Purchase Plan
   On July 20, 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan (the "Purchase Plan"). This plan enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in any year). At December 31, 2001, 158,160 shares of common stock were reserved for purchases under the Purchase Plan. During 1999, 2000 and 2001, no shares were purchased under the Purchase Plan.

   Stock-Based Compensation
   The Company accounts for stock-based compensation using the intrinsic based method prescribed in APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock option plans and employee stock purchase plan. Had compensation cost been determined based on the fair value at the grant dates for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                               Year ended December 31,
                                              1999         2000      2001
     Net income (loss):
      As reported                         $(10,665,000) $3,148,000 $848,000
      Pro forma                            (10,710,000)  3,105,000  790,000
     Net income (loss) per share--basic
      As reported                         $      (0.64) $     0.19 $   0.05
      Pro forma                                  (0.65)       0.19     0.05
     Net income (loss) per share--diluted
      As reported                         $      (0.64) $     0.18 $   0.05
      Pro forma                                  (0.65)       0.18     0.05

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001: no dividend yield for all years; expected volatility of 70% for all years; risk free interest rates ranging from 3.2% to 7.4% and a weighted average expected option term ranging from 3 to 6.5 years for options granted during all years. Because additional option grants are expected to be made each year, the pro forma impact on the three years ended December 31, 2001 is not representative of the pro forma effects which may be expected in future years.

11. Accumulated Other Comprehensive Income

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

   Net unrealized loss on marketable securities is comprised of the following:

                                                                    1999    2000  2001
Unrealized holding gain (loss) arising during the period           $    --  $  -- $  --
Reclassification adjustment for (gain) loss included in net income  (5,000) $  -- $  --
                                                                   -------  ----- -----
Net unrealized gain (loss) on marketable securities                $(5,000) $  -- $  --
                                                                   =======  ===== =====

12. Employee Savings Plan

   In 1993, the Company initiated an employee savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The 401(k) Plan was available to substantially all employees. The Company never made any contributions to the 401(k) Plan. In 2001, the Company terminated the 401(k) Plan.

13. Restructuring Costs

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

14. Commitments and Contingencies

    Clinical Research Agreement
   The Company entered into an agreement with CATO Research ("CATO"), effective June 1993, to have a clinical investigational study performed on the Company's multiple sclerosis product. The agreement allowed for termination by either the Company or CATO, upon prior written notice. In 1997, the Company terminated the agreement. Additionally, CATO was granted a warrant to purchase 30,000 shares of common stock of the Company at $10.50 per share which expires in June 2003. In 1998, the warrant to purchase 10,000 shares became exercisable upon the achievement of a specific milestone. The value ascribed to these shares was not significant. Given the uncertainty surrounding the achievement of the final milestone, the estimated fair value of the remaining contingent stock purchase warrants to purchase 20,000 shares of common stock of the Company cannot be reasonably determined at December 31, 2001.

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

   In March 2000, the Company entered an agreement under which a subsidiary of Elan Plc has purchased all of AutoImmune's rights to certain patent applications involving the treatment of Alzheimer's Disease. Under the terms of the deal, AutoImmune received a $4 million cash payment in March 2000, a $1.5 million cash payment in September 2001 and issued a warrant to purchase 375,000 shares of AutoImmune common stock at $3.13. The warrant was valued using the Black-Scholes model. In addition, a contingent payment of $1.5 million is due in early 2003. At the time the future payment is made, the subsidiary of Elan Plc will receive a warrant to purchase 375,000 shares of AutoImmune common stock at the market price for

   AutoImmune shares when the warrant is issued. Furthermore, under the terms of this agreement, AutoImmune and BWH have indemnified the subsidiary of Elan Plc against any claim, demand or action, arising from any misrepresentation made to the subsidiary of Elan Plc about patent rights and warranties, up to the amount of monies received by AutoImmune under the Agreement.

   In August 2000, the Company entered an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp). ("BioMS"). Under the terms of the agreement, AutoImmune granted BioMS an exclusive license to certain of the Company's patents to develop an injectable therapy for multiple sclerosis. So long as the agreement remains in effect and until BioMS markets such therapy, BioMS shall make monthly diligence payments to AutoImmune. These payments total $30,000 in the first year of the agreement and increase by $30,000 each year until they reach a maximum of $180,000 per year. In addition, AutoImmune is entitled to receive an escalating royalty based on cumulative sales of product covered by the agreement.

   Leases
   The Company leased its facilities under an operating lease which expired on December 2, 1999 and no further rent expense has been incurred. The operating lease for facilities provided for monthly rental payments and estimated monthly operating charges which covered building maintenance costs and real estate taxes. Effective October 1, 1998, the Company's operating lease was amended to include only the approximately 11,000 square feet occupied by the Company.

   Total rent expense was $167,000 for the year ended December 31, 1999.

   During 1997, the Company disposed of equipment under various leases entered into prior to 1997 and combined the remaining assets from those various leases into one lease agreement. The term for the combined lease under the agreement was the twenty-four month period ended July 1999 and bore interest at a rate determined on the lease date.

   At December 31, 2001, there are no future minimum lease commitments.

15. Quarterly Results (Unaudited)

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

                                             First      Second      Third      Fourth
                                            Quarter     Quarter    Quarter     Quarter
                                           ----------  ---------  ----------  ---------
2000
Total revenue............................. $4,000,000  $      --  $    3,000  $   7,000
Total expenses............................    601,000    334,000     259,000    267,000
Net income (loss).........................  3,532,000   (180,000)    (99,000)  (105,000)
Income (loss) per share--basic and diluted $     0.21  $   (0.01) $    (0.01) $   (0.01)
2001
Total revenue............................. $    7,000  $   8,000  $1,318,000  $  15,000
Total expenses............................    294,000    197,000     274,000    196,000
Net income (loss).........................   (122,000)   (70,000)  1,141,000   (101,000)
Income (loss) per share--basic and diluted $    (0.01) $   (0.01) $     0.07  $   (0.01)