Form 10-Q
period 2002-03-31
AUTOIMMUNE INC
filed 2002-05-10
CIK 879106

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended March 31, 2002                Commission File No. 0-20948
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

                           Yes     X        No __________
                               ----------

 Number of shares outstanding of the registrant's Common Stock as of April 30,
                                     2002:

Common Stock, par value $.01                       16,919,623 shares outstanding

                                AUTOIMMUNE INC.

                          QUARTER ENDED MARCH 31, 2002

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                  Page Number
Item 1 - Financial Statements

         Balance Sheet
                  December 31, 2001 and March 31, 2002 .......................        2

         Statement of Operations
                  for the three months ended March 31, 2001 and 2002
                  and for the period from inception (September 9, 1988)
                  through March 31, 2002 .....................................        3

         Statement of Cash Flows
                  for the three months ended March 31, 2001 and 2002
                  and for the period from inception (September 9, 1988)
                  through March 31, 2002. ....................................        4

         Notes to the Unaudited Financial Statements .........................        5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations .......................        7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ..........        8

PART II - OTHER INFORMATION

Item 6(b) - Reports on Form 8-K ..............................................        9

Signatures ...................................................................       10

                                 AUTOIMMUNE INC.
                          (A development stage company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                              December 31,      March 31,
                                                                 2001             2002
                                                             -------------    -------------
ASSETS
Current assets:
      Cash and cash equivalents                              $   3,929,000    $   4,279,000
      Marketable securities                                      6,863,000        6,274,000
      Prepaid expenses and other current assets                     42,000           42,000
                                                             -------------    -------------

                     Total current assets                       10,834,000       10,595,000

Fixed assets, net                                                        -                -
Other assets                                                       100,000          100,000
                                                             -------------    -------------

                                                             $  10,934,000    $  10,695,000
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                       $      47,000    $      48,000
      Accrued expenses                                              90,000           66,000
                                                             -------------    -------------

                     Total current liabilities                     137,000          114,000
                                                             -------------    -------------

Stockholders' equity:
      Common stock, $.01 par value; 25,000,000 shares
       authorized; 16,919,623 shares issued and
       outstanding at December 31, 2001 and March 31, 2002         169,000          169,000
      Additional paid-in capital                               118,102,000      118,102,000
      Deficit accumulated during the development stage        (107,474,000)    (107,690,000)
                                                             -------------    -------------

                     Total stockholders' equity                 10,797,000       10,581,000
                                                             -------------    -------------

                                                             $  10,934,000    $  10,695,000
                                                             =============    =============

   The accompanying notes are an integral part of these financial statements.

                                 AUTOIMMUNE INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                              Period from
                                                                               inception
                                                 Three months ended       (September 9, 1988)
                                             March 31,        March 31,         through
                                               2001             2002         March 31, 2002
                                           -------------    ------------- -------------------
Revenue:
    License rights                         $       7,000    $      15,000    $   5,373,000
    Option fees                                        -                -        2,200,000
    Research and development
      revenue under collaborative
      agreements                                       -                -          955,000
                                           -------------    -------------    -------------

        Total revenues                             7,000           15,000        8,528,000
                                           -------------    -------------    -------------

Costs and expenses:
    Research and development:
        Related party                             15,000           15,000       19,742,000
        All other                                 99,000           48,000       91,562,000
    General and administrative                   180,000          219,000       17,142,000
                                           -------------    -------------    -------------

        Total costs and expenses                 294,000          282,000      128,446,000
                                           -------------    -------------    -------------

        Total operating loss                    (287,000)        (267,000)    (119,918,000)
                                           -------------    -------------    -------------

Interest income                                  165,000           51,000       12,535,000
Interest expense                                       -                -         (303,000)
                                           -------------    -------------    -------------

Net loss                                   $    (122,000)   $    (216,000)   $(107,686,000)
                                           =============    =============    =============


Net loss per share-basic and diluted       $       (0.01)   $       (0.01)
                                           =============    =============

Weighted average common
    shares outstanding-basic and diluted      16,878,734       16,919,623
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

                                 AUTOIMMUNE INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                                                   Period from
                                                                                                                    inception
                                                                                                                (September 9, 1988)
                                                                                      Three months ended             through
                                                                                    March 31,      March 31,         March 31,
                                                                                      2001           2002              2002
                                                                                   -----------    -----------     --------------
Cash flows from operating activities:
Net loss                                                                           $  (122,000)   $  (216,000)     $(107,686,000)
Adjustment to reconcile net loss to net cash
    used by operating activities:
     Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                                               -              -             48,000
     Patent costs paid with junior convertible
         preferred and common stock                                                          -              -              3,000
     Valuation of warrants issued in conjunction with license revenue                        -              -            192,000
     Depreciation and amortization                                                           -              -          4,464,000
     Loss on sale/disposal of fixed assets                                                   -              -            642,000
     Decrease in capitalized patent costs                                                    -              -            563,000
     (Increase) decrease in prepaid expenses and other current assets                   (3,000)             -            (42,000)
     Increase (decrease) in accounts payable                                           (39,000)         1,000             48,000
     Increase (decrease) in accrued expenses                                            34,000        (24,000)            66,000
                                                                                   ------------   ------------     --------------

               Net cash provided (used) by operating activities                       (130,000)      (239,000)      (101,702,000)
                                                                                   ------------   ------------     --------------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities                                (6,602,000)    (4,937,000)      (298,298,000)
Proceeds from sale/maturity of available-for-sale marketable securities              5,107,000      5,526,000        281,013,000
Proceeds from maturity of held-to-maturity marketable securities                             -              -         11,011,000
Proceeds from sale of equipment                                                              -              -            306,000
Purchase of fixed assets                                                                     -              -         (5,288,000)
Investment in Oragen                                                                         -              -           (100,000)
Increase in patent costs                                                                     -              -           (563,000)
Increase in other assets                                                                     -              -           (125,000)
                                                                                   ------------   ------------     --------------

               Net cash provided (used) by investing activities                     (1,495,000)       589,000        (12,044,000)
                                                                                   ------------   ------------     --------------

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                                                 -              -          2,872,000
Payments on obligations under capital leases                                                 -              -         (2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock             -              -         10,011,000
Proceeds from bridge notes                                                                   -              -            300,000
Proceeds from issuance of common stock                                                   4,000              -        105,514,000
Proceeds from issuance of convertible notes payable                                          -              -          2,200,000
                                                                                   ------------   ------------     --------------

               Net cash provided (used) by financing activities                          4,000              -        118,025,000
                                                                                   ------------   ------------     --------------

Net increase (decrease) in cash and cash equivalents                                (1,621,000)       350,000          4,279,000

Cash and cash equivalents, beginning of period                                       4,719,000      3,929,000                  -
                                                                                   ------------   ------------     --------------

Cash and cash equivalents, end of period                                           $ 3,098,000    $ 4,279,000      $   4,279,000
                                                                                   ============   ============     ==============

   The accompanying notes are an integral part of these financial statements.

                                 AUTOIMMUNE INC.
                          (a development stage company)

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.       Interim Financial Data

         The interim financial data as of March 31, 2002, for the three month periods ended March 31, 2001 and 2002 and for the period from inception (September 9, 1988) through March 31, 2002 are unaudited, however, in the opinion of AutoImmune Inc. (the "Company"), these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.       Net Loss Per Share - Basic and Diluted

         Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share for the three months ended March 31, 2001 and 2002 exclude the effect of 1,254,536 and 1,153,036 stock options outstanding at March 31, 2001 and 2002, respectively, as their inclusion would be anti-dilutive.

3.       Cash Equivalents and Marketable Securities

         The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2001 and March 31, 2002:

                                                    December 31,    March 31,
                                                        2001          2002
                                                    ------------  -----------

        Money market                                $ 3,894,000   $ 4,247,000
                                                    ------------  -----------

                                                    $ 3,894,000   $ 4,247,000
                                                    ============  ===========

         The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2001 and March 31, 2002:

                                   Maturity           Fair       Unrealized  Unrealized   Amortized
                                      term            value        gains      losses        cost
                                  -------------   -----------    ----------  ----------  -----------
        December 31, 2001
        U.S. Government
            debt securities       within 1 year   $ 6,863,000    $       -   $        -  $ 6,863,000

        September 30, 2001
        U.S. Government
            debt securities       within 1 year   $ 6,274,000    $       -   $        -  $ 6,274,000

         All of the Company's marketable securities are classified as current at March 31, 2002 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three month periods ended March 31, 2001 and 2002 were not significant.

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

                                 AUTOIMMUNE INC.
                          (a development stage company)

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.       Fixed Assets

         Fixed assets consist of the following:

                                                    Estimated
                                                   useful life   December 31,     March 31,
                                                     (years)         2001           2002
                                                   -----------   ------------    ----------
         Laboratory equipment                         2 - 5      $  160,000      $ 160,000
                                                                 ------------    ----------

                                                                    160,000        160,000
         Less - accumulated depreciation and
            amortization                                            160,000        160,000
                                                                 ------------    ----------
                                                                 $        -      $       -
                                                                 ============    ==========

5.       Other Assets

         Other assets is comprised of an investment in OraGen Corporation, a private company, in which AutoImmune's interest is less than 20%. This investment is carried at cost.

6.       Accrued Expenses

         Accrued expenses consist of accrued professional fees as of December 31, 2001 and March 31, 2002.

7.       Comprehensive Loss

         Comprehensive loss for the three month periods ended March 31, 2001 and 2002 was $122,000 and $216,000, respectively. There was no net unrealized gain (loss) on marketable securities for the three month periods ended March 31, 2001 and 2002.

                                AUTOIMMUNE INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through March 31, 2002, the Company has incurred ongoing losses from operations and has cumulative losses as of March 31, 2002 totaling $107,686,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through March 31, 2002 were earned in connection with the sale of certain patent rights, granting of certain short-term rights and contract research.

The Company expects to remain in the development stage for the foreseeable future and accordingly, may continue to incur losses.

The sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Overview" and "Liquidity and Capital Resources" contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to the Company's extremely limited operations, the uncertainties of clinical trial results and product development, the Company's dependence on third parties for licensing revenue and the risks of technological change and competition. These factors are more fully discussed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section "Business-Factors to be Considered." The discussion in the Annual Report on Form 10-K is hereby referenced into this Quarterly Report.

Three Month Periods Ended March 31, 2001 and 2002

Revenue was $7,000 and $15,000 for the three month periods ended March 31, 2001 and 2002, respectively. These amounts represent monthly license payments from BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) ("BioMS").

Research and development expenses were $114,000 and $63,000 for the three month periods ended March 31, 2001 and 2002, respectively. The decrease is due to lower patent legal costs.

General and administrative expenses were $180,000 and $219,000 for the three month periods ended March 31, 2001 and 2002, respectively. The increase for the three month periods is due to the rise in insurance costs.

Interest income was $165,000 and $51,000 for the three month periods ended March 31, 2001 and 2002, respectively. The decrease is due to a lower average return on investment and a lower average balance of cash available for investment.

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

The Company's working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of

                                AUTOIMMUNE INC.

collaborative relationships with pharmaceutical or nutraceutical companies and its competitive environment. Based upon its budget for the calendar year 2002, the Company believes that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. At the appropriate time, the Company may intend to seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce certain activities, which could include areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy. Such a reduction would have a material adverse effect on the Company.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of March 31, 2002, the Company's cash and cash equivalents and marketable securities totaled $10,553,000. Current liabilities at March 31, 2002 were $114,000.

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

                                  AUTOIMMUNE INC.


         Date: May 10, 2002       /s/ Robert C. Bishop
                                  ----------------------------------------
                                  Robert C. Bishop
                                  Chairman and Chief Executive Officer

                                  /s/ Heather A. Ellerkamp
                                  ----------------------------------------
                                  Heather A. Ellerkamp
                                  Director of Finance and Treasurer