Form 10-Q
period 2002-06-30
AUTOIMMUNE INC
filed 2002-08-09
CIK 879106

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2002                 Commission File No. 0-20948
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

                     Yes       X         No ____________
                          ------------


  Number of shares outstanding of the registrant's Common Stock as of July 31,
                                      2002:

Common Stock, par value $.01                      16,919,623 shares outstanding

                                 AUTOIMMUNE INC.

                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                     Page Number
Item 1 - Financial Statements

         Balance Sheet
                  December 31, 2001 and June 30, 2002 ................................  2

         Statement of Operations
                  for the three and six months ended June 30, 2001 and 2002
                  and for the period from inception (September 9, 1988)
                  through June 30, 2002 ..............................................  3

         Statement of Cash Flows
                  for the six months ended June 30, 2001 and 2002
                  and for the period from inception (September 9, 1988)
                  through June 30, 2002. .............................................  4

         Notes to the Unaudited Financial Statements .................................  5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...............................  7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ..................  8

PART II - OTHER INFORMATION

Item 4 - Submission of Matters To a Vote of Security Holders .........................  9

Item 6(a) - Exhibits ................................. ...............................  9

Item 6(b) - Reports on Form 8-K ......................................................  9

Signatures ........................................................................... 10

                                 AUTOIMMUNE INC.

                          (A development stage company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                   December 31,       June 30,
                                                                       2001             2002
                                                                 ---------------   --------------
ASSETS
Current assets:
      Cash and cash equivalents                                  $    3,929,000    $   5,455,000
      Marketable securities                                           6,863,000        4,972,000
      Prepaid expenses and other current assets                          42,000           61,000
                                                                 ---------------   --------------
                   Total current assets                              10,834,000       10,488,000

Fixed assets, net                                                             -                -
Other assets                                                            100,000          100,000
                                                                 ---------------   --------------

                                                                 $   10,934,000    $  10,588,000
                                                                 ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                           $       47,000    $     108,000
      Accrued expenses                                                   90,000           75,000
                                                                 ---------------   --------------

                   Total current liabilities                            137,000          183,000
                                                                 ---------------   --------------

Stockholders' equity:
      Common stock, $.01 par value; 25,000,000 shares
       authorized; 16,919,623 shares issued and
       outstanding at December 31, 2001 and June 30, 2002               169,000          169,000
      Additional paid-in capital                                    118,102,000      118,102,000
      Deficit accumulated during the development stage             (107,474,000)    (107,866,000)
                                                                 ---------------   --------------

                   Total stockholders' equity                        10,797,000       10,405,000
                                                                 ---------------   --------------

                                                                 $   10,934,000    $  10,588,000
                                                                 ===============   ==============

   The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.
                         (A development stage company)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                                   Period from
                                                                                                                    inception
                                                     Three months ended               Six months ended         (September 9, 1988)
                                                June 30,           June 30,        June 30,       June 30,           through
                                                  2001              2002            2001           2002           June 30, 2002
                                           -------------      ------------  --------------    ------------      -----------------
 Revenue:
   License rights                          $     8,000        $    15,000   $     15,000      $     30,000      $     5,388,000
   Option fees                                       -                  -              -                 -            2,200,000
   Research and development
     revenue under collaborative
     agreements                                      -                  -              -                 -              955,000
                                           -----------        -----------   ------------      ------------      ---------------

        Total revenues                           8,000             15,000         15,000            30,000            8,543,000
                                           -----------        -----------   ------------      ------------      ---------------

 Costs and expenses:
   Research and development:
        Related party                           15,000             15,000         30,000            30,000           19,757,000
        All other                               16,000             40,000        115,000            88,000           91,602,000
   General and administrative                  166,000            187,000        346,000           405,000           17,328,000
                                           -----------        -----------   ------------      ------------      ---------------

        Total costs and expenses               197,000            242,000        491,000           523,000          128,687,000
                                           -----------        -----------   ------------      ------------      ---------------

        Total operating loss                  (189,000)          (227,000)      (476,000)         (493,000)        (120,144,000)
                                           -----------        -----------   ------------      ------------      ---------------

 Interest income                               119,000             50,000        284,000           101,000           12,585,000
 Interest expense                                    -                  -              -                 -             (303,000)
                                           -----------        -----------   ------------      ------------      ---------------

 Net loss                                  $   (70,000)       $  (177,000)  $   (192,000)     $   (392,000)     $  (107,862,000)
                                           ===========        ===========   ============      ============      ===============


 Net loss per share-basic and diluted      $     (0.00)       $     (0.01)  $      (0.01)     $      (0.02)
                                           ===========        ===========   ============      ============

 Weighted average common
   shares outstanding-basic and diluted     16,919,623         16,919,623     16,899,292        16,919,623
                                           ===========        ===========   ============      ============


   The accompanying notes are an integral part of these financial statements.

                                 AUTOIMMUNE INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                                                Period from
                                                                                                                 inception
                                                                                                            (September 9, 1988)
                                                                           Six months ended                       through
                                                                   June 30,               June 30,                June 30,
                                                                     2001                  2002                     2002
                                                              -------------------   --------------------   ----------------------
Cash flows from operating activities:
Net loss                                                      $          (192,000)  $           (392,000)  $         (107,862,000)
Adjustment to reconcile net loss to net cash
    used by operating activities:
     Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                                  -                      -                   48,000
     Patent costs paid with junior convertible
         preferred and common stock                                             -                      -                    3,000
     Valuation of warrants issued in conjunction with
         license revenue                                                        -                      -                  192,000
     Depreciation and amortization                                              -                      -                4,464,000
     Loss on sale/disposal of fixed assets                                      -                      -                  642,000
     Decrease in capitalized patent costs                                       -                      -                  563,000
     (Increase) decrease in prepaid expenses and other
         current assets                                                    24,000                (19,000)                 (61,000)
     Increase (decrease) in accounts payable                              (60,000)                61,000                  108,000
     Increase (decrease) in accrued expenses                               38,000                (15,000)                  75,000
     Increase (decrease) in deferred revenue                                5,000                      -                        -
                                                              -------------------   --------------------   ----------------------

            Net cash provided (used) by operating activities             (185,000)              (365,000)            (101,828,000)
                                                              -------------------   --------------------   ----------------------

Cash flows from investing activities:
Purchase of available-for-sale marketable securities                   (9,664,000)            (6,923,000)            (300,284,000)
Proceeds from sale/maturity of available-for-sale marketable            6,588,000              8,814,000              284,301,000
    securities
Proceeds from maturity of held-to-maturity marketable                           -                      -               11,011,000
    securities
Proceeds from sale of equipment                                                 -                      -                  306,000
Purchase of fixed assets                                                        -                      -               (5,288,000)
Investment in Oragen                                                     (100,000)                     -                 (100,000)
Increase in patent costs                                                        -                      -                 (563,000)
Increase in other assets                                                        -                      -                 (125,000)
                                                              -------------------   --------------------   ----------------------

            Net cash provided (used) by investing activities           (3,176,000)             1,891,000              (10,742,000)
                                                              -------------------   --------------------   ----------------------

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                                    -                      -                2,872,000
Payments on obligations under capital leases                                    -                      -               (2,872,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                                 -                      -               10,011,000
Proceeds from bridge notes                                                      -                      -                  300,000
Proceeds from issuance of common stock                                      4,000                      -              105,514,000
Proceeds from issuance of convertible notes payable                             -                      -                2,200,000
                                                              -------------------   --------------------   ----------------------

            Net cash provided (used) by financing activities                4,000                      -              118,025,000
                                                              -------------------   --------------------   ----------------------

Net increase (decrease) in cash and cash equivalents                   (3,357,000)             1,526,000                5,455,000

Cash and cash equivalents, beginning of period                          4,719,000              3,929,000                        -
                                                              -------------------   --------------------   ----------------------

Cash and cash equivalents, end of period                      $         1,362,000   $          5,455,000   $            5,455,000
                                                              ===================   ====================   ======================

   The accompanying notes are an integral part of these financial statements.

                                 AUTOIMMUNE INC.
                          (a development stage company)

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.       Interim Financial Data

         The interim financial data as of June 30, 2002, for the three and six month periods ended June 30, 2001 and 2002 and for the period from inception (September 9, 1988) through June 30, 2002 are unaudited, however, in the opinion of AutoImmune Inc. (the "Company"), these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.       Net Loss Per Share - Basic and Diluted

         Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share for the three and six months ended June 30, 2001 and 2002 exclude the effect of 1,176,036 and 730,036 stock options outstanding at June 30, 2001 and 2002, respectively, as their inclusion would be anti-dilutive.

3.       Cash Equivalents and Marketable Securities

         The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2001 and June 30, 2002:

                                            December 31,          June 30,
                                                2001                2002
                                         -----------------  -----------------

         Money market                         $ 3,894,000        $ 5,411,000
                                         -----------------  -----------------

                                              $ 3,894,000        $ 5,411,000
                                         =================  =================

         The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2001 and June 30, 2002:

                                         Maturity                Fair            Unrealized         Unrealized          Amortized
                                           term                  value              gains             losses               cost
                                  ------------------------  -----------------   -----------------  ----------------  ---------------
         December 31, 2001
         U.S. Government
             debt securities         within 1 year             $ 6,863,000        $       -         $        -        $ 6,863,000

        June 30, 2002
        U.S. Government
            debt securities         within 1 year              $ 4,972,000        $       -         $        -        $ 4,972,000

         All of the Company's marketable securities are classified as current at June 30, 2002 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and six month periods ended June 30, 2001 and 2002 were not significant.

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

                                 AUTOIMMUNE INC.

                          (a development stage company)

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.       Fixed Assets

         Fixed assets consist of the following:

                                                                   Estimated
                                                                  useful life           December 31,             June 30,
                                                                    (years)                 2001                   2002
                                                                ----------------     ---------------------  ------------------
         Laboratory equipment                                        2 - 5                     $ 160,000           $ 160,000
                                                                                     ---------------------  ------------------
                                                                                                 160,000             160,000
         Less - accumulated depreciation and
            amortization                                                                         160,000             160,000
                                                                                     ---------------------  ------------------

                                                                                               $       -           $       -
                                                                                     =====================  ==================

5.       Other Assets

         Other assets is comprised of an investment in OraGen Corporation, a private company, in which AutoImmune's interest is less than 20%. This investment is carried at cost.

6.       Accrued Expenses

         Accrued expenses consist of accrued professional fees as of December 31, 2001 and June 30, 2002.

7.       Comprehensive Loss

         Comprehensive loss for the three month periods ended June 30, 2001 and 2002 was $70,000 and $177,000, respectively. Comprehensive loss for the six month periods ended June 30, 2001 and 2002 was $192,000 and $392,000, respectively. There was no net unrealized gain (loss) on marketable securities for the three and six month periods ended June 30, 2001 and 2002.

                                 AUTOIMMUNE INC.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Since its inception through June 30, 2002, the Company has incurred ongoing losses from operations and has cumulative losses as of June 30, 2002 totaling $107,862,000. To date, the Company has not recorded any revenues from the sale of products. Revenues recorded through June 30, 2002 were earned in connection with the sale of certain patent rights, granting of certain short-term rights and contract research.

The Company expects to remain in the development stage for the foreseeable future and accordingly, may continue to incur losses.

The sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Overview" and "Liquidity and Capital Resources" contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to the Company's extremely limited operations, the uncertainties of clinical trial results and product development, the Company's dependence on third parties for licensing revenue and the risks of technological change and competition. These factors are more fully discussed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section "Business-Factors to be Considered." The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report.

Three and Six Month Periods Ended June 30, 2001 and 2002

Revenue was $8,000 and $15,000 for the three month periods ended June 30, 2001 and 2002, respectively. Revenue was $15,000 and $30,000 for the six month periods ended June 30, 2001 and 2002, respectively. These amounts represent monthly license payments from BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.)

Research and development expenses were $31,000 and $55,000 for the three month periods ended June 30, 2001 and 2002, respectively. Research and development expenses were $145,000 and $118,000 for the six month periods ended June 30, 2001 and 2002, respectively. The change is due to the timing of patent-related legal costs.

General and administrative expenses were $166,000 and $187,000 for the three month periods ended June 30, 2001 and 2002, respectively. General and administrative expenses were $346,000 and $405,000 for the the six month periods ended June 30, 2001 and 2002, respectively. The increase is primarily due to the rise in insurance costs.

Interest income was $119,000 and $50,000 for the three month periods ended June 30, 2001 and 2002, respectively. Interest income was $284,000 and $101,000 for the six month periods ended June 30, 2001 and 2002, respectively. The decrease is due to a lower average return on investment and a lower average balance of cash available for investment.

Liquidity and Capital Resources

The Company's needs for funds have historically fluctuated from period to period as it has increased or decreased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities. Its current needs have been significantly

                                 AUTOIMMUNE INC.


reduced as a result of the termination of research, development and administrative employees and other operating expenses in 1999.

The Company's working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical or nutraceutical companies and its competitive environment. Based upon its budget for the calendar year 2002, the Company believes that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. At the appropriate time, the Company may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce certain activities, which could include areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy. Such a reduction would have a material adverse effect on the Company.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and other short-term instruments. As of June 30, 2002, the Company's cash and cash equivalents and marketable securities totaled $10,427,000. Current liabilities at June 30, 2002 were $183,000.

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

                                 AUTOIMMUNE INC.

PART II - OTHER INFORMATION


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  The Annual Meeting of Stockholders was held on May 23, 2002.
         (b) The following directors were elected to serve until the next Annual Meeting or until their successors are elected and qualified, by the following votes:

              Name                    Number of Votes For      Number of Votes Withheld
              -----------------       -------------------      ------------------------
              Robert C. Bishop        14,800,242               183,021
              Hugh A. D'Andrade       14,799,042               184,221
              Allan R. Ferguson       14,798,942               184,321
              R. John Fletcher        14,788,992               194,271
              Henri A. Termeer        14,799,242               184,021


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a) -

Exhibit Number          Description
--------------          -----------
     99.1               Certification pursuant to 18 U.S.C. Section 1350

Item 6(b) -  No Form 8-K has been filed during the quarter for which this report is filed.

                                 AUTOIMMUNE INC.


SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AUTOIMMUNE INC.


Date: August 9, 2002           /s/ Robert C. Bishop
                               -----------------------------------------------
                               Robert C. Bishop
                               Chairman and Chief Executive Officer



                               /s/ Heather A. Ellerkamp
                               -----------------------------------------------
                               Heather A. Ellerkamp
                               Director of Finance and Treasurer