Form 10-Q
period 2002-09-30
AUTOIMMUNE INC
filed 2002-11-15
CIK 879106

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended September 30, 2002             Commission File No. 0-20948
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



       Number of shares outstanding of the registrant's Common Stock as of
                               October 31, 2002:


       Common Stock, par value $.01           16,919,623 shares outstanding

                                 AUTOIMMUNE INC.

                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                      Page Number

Item 1 - Financial Statements

         Balance Sheet
             December 31, 2001 and September 30, 2002 ..................   2

         Statement of Operations
             for the three and nine months ended September 30, 2001
             and 2002 and for the period from inception
             (September 9, 1988) through September 30, 2002 ............   3

         Statement of Cash Flows
             for the nine months ended September 30, 2001 and 2002
             and for the period from inception (September 9, 1988)
             through September 30, 2002. ...............................   4

         Notes to the Unaudited Financial Statements ...................   5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................   7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk ....   9

Item 4 - Controls and Procedures .......................................   9

PART II - OTHER INFORMATION

Item 6(a) - Exhibits ...................................................  10

Item 6(b) - Reports on Form 8-K ........................................  10

Signatures .............................................................  11

Certifications .........................................................  12

                                 AUTOIMMUNE INC.

                          (A development stage company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                          December 31,              September 30,
                                                                              2001                       2002
                                                                       -------------------        ------------------

ASSETS
Current assets:
      Cash and cash equivalents                                        $        3,929,000         $       5,226,000
      Marketable securities                                                     6,863,000                 4,970,000
      Prepaid expenses and other current assets                                    42,000                    62,000
                                                                       -------------------        ------------------

                    Total current assets                                       10,834,000                10,258,000

Fixed assets, net                                                                       -                         -
Other assets                                                                      100,000                   100,000
                                                                       -------------------        ------------------

                                                                       $       10,934,000         $      10,358,000
                                                                       ===================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Accounts payable                                                 $           47,000         $          43,000
      Accrued expenses                                                             90,000                   156,000
                                                                       -------------------        ------------------

                    Total current liabilities                                     137,000                   199,000
                                                                       -------------------        ------------------

Stockholders' equity:
      Common stock, $.01 par value; 25,000,000 shares
       authorized; 16,919,623 shares issued and
       outstanding at December 31, 2001 and September 30, 2002                    169,000                   169,000
      Additional paid-in capital                                              118,102,000               118,102,000
      Deficit accumulated during the development stage                       (107,474,000)             (108,112,000)
                                                                       -------------------        ------------------

                    Total stockholders' equity                                 10,797,000                10,159,000
                                                                       -------------------        ------------------

                                                                       $       10,934,000         $      10,358,000
                                                                       ===================        ==================

   The accompanying notes are an integral part of these financial statements.

                                 AUTOIMMUNE INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                      Period from
                                                                                                                       inception
                                                  Three months ended                   Nine months ended         (September 9, 1988)
                                           September 30,      September 30,      September 30,     September 30,        through
                                               2001              2002               2001               2002       September 30, 2002
                                        -----------------  ----------------  -----------------  ----------------  ------------------

Revenue:
    License rights                      $      1,318,000   $        18,000    $     1,333,000   $        48,000   $       5,406,000
    Option fees                                        -                 -                  -                 -           2,200,000
    Research and development
      revenue under collaborative
      agreements                                       -                 -                  -                 -             955,000
                                        -----------------  ----------------  -----------------  ----------------  ------------------

        Total revenues                         1,318,000            18,000          1,333,000            48,000           8,561,000
                                        -----------------  ----------------  -----------------  ----------------  ------------------

Costs and expenses:
    Research and development:
        Related party                             90,000            16,000            120,000            46,000          19,773,000
        All other                                 65,000           195,000            180,000           283,000          91,797,000
    General and administrative                   119,000           100,000            465,000           506,000          17,429,000
                                        -----------------  ----------------  -----------------  ----------------  ------------------

        Total costs and expenses                 274,000           311,000            765,000           835,000         128,999,000
                                        -----------------  ----------------  -----------------  ----------------  ------------------

        Total operating loss                   1,044,000          (293,000)           568,000          (787,000)       (120,438,000)
                                        -----------------  ----------------  -----------------  ----------------  ------------------

Interest income                                   97,000            48,000            381,000           149,000          12,633,000
Interest expense                                       -                 -                  -                 -            (303,000)
                                        -----------------  ----------------  -----------------  ----------------  ------------------

Net income (loss)                       $      1,141,000   $      (245,000)   $       949,000   $      (638,000)  $    (108,108,000)
                                        =================  ================  =================  ================  ==================


Net income (loss) per share-basic       $           0.07   $         (0.01)   $          0.06   $         (0.04)
                                        =================  ================  =================  ================

Net income (loss) per share-diluted     $           0.07   $         (0.01)   $          0.05   $         (0.04)
                                        =================  ================  =================  ================

Weighted average common
    shares outstanding-basic                  16,919,623        16,919,623         16,906,143        16,919,623
                                        =================  ================  =================  ================

Weighted average common
    shares outstanding-diluted                17,364,746        16,919,623         17,354,411        16,919,623
                                        =================  ================  =================  ================

   The accompanying notes are an integral part of these financial statements.

                                AUTOIMMUNE INC.
                         (A development stage company)

                            STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                                                Period from
                                                                                                                  inception
                                                                                                             (September 9, 1988)
                                                                         Nine months ended                         through
                                                                 September 30,          September 30,           September 30,
                                                                     2001                   2002                    2002
                                                              --------------------   --------------------   ----------------------
Cash flows from operating activities:
Net income (loss)                                                $        949,000       $       (638,000)     $      (108,108,000)
Adjustment to reconcile net loss to net cash
    used by operating activities:
     Interest expense related to demand notes
         converted into Series A mandatorily
         redeemable covertible preferred stock                                  -                      -                   48,000
     Patent costs paid with junior convertible
         preferred and common stock                                             -                      -                    3,000
     Valuation of warrants issued in conjunction with
         license revenue                                                  192,000                      -                  192,000
     Depreciation and amortization                                              -                      -                4,464,000
     Loss on sale/disposal of fixed assets                                      -                      -                  642,000
     Decrease in capitalized patent costs                                       -                      -                  563,000
     (Increase) decrease in prepaid expenses and other
         current assets                                                    24,000                (20,000)                 (62,000)
     Increase (decrease) in accounts payable                              (17,000)                (4,000)                  43,000
     Increase (decrease) in accrued expenses                               51,000                 66,000                  156,000
     Increase (decrease) in deferred revenue                                    -                      -                        -
                                                              --------------------   --------------------   ----------------------
          Net cash provided (used) by operating activities              1,199,000               (596,000)            (102,059,000)
                                                              --------------------   --------------------   ----------------------
Cash flows from investing activities:
Purchase of available-for-sale marketable securities                  (14,894,000)            (9,892,000)            (303,253,000)
Proceeds from sale/maturity of available-for-sale
    marketable securities                                              11,735,000             11,785,000              287,272,000
Proceeds from maturity of held-to-maturity marketable
    securities                                                                  -                      -               11,011,000
Proceeds from sale of equipment                                                 -                      -                  306,000
Purchase of fixed assets                                                        -                      -               (5,288,000)
Investment in Oragen                                                     (100,000)                     -                 (100,000)
Increase in patent costs                                                        -                      -                 (563,000)
Increase in other assets                                                        -                      -                 (125,000)
                                                              --------------------   --------------------   ----------------------
          Net cash provided (used) by investing activities             (3,259,000)             1,893,000              (10,740,000)
                                                              --------------------   --------------------   ----------------------
Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets                                    -                      -                2,872,000
Payments on obligations under capital leases                                    -                      -               (2,872,000)
Net proceeds from issuance of mandatorily redeemable
    convertible preferred stock                                                 -                      -               10,011,000
Proceeds from bridge notes                                                      -                      -                  300,000
Proceeds from issuance of common stock                                      4,000                      -              105,514,000
Proceeds from issuance of convertible notes payable                             -                      -                2,200,000
                                                              --------------------   --------------------   ----------------------
          Net cash provided (used) by financing activities                  4,000                      -              118,025,000
                                                              --------------------   --------------------   ----------------------

Net increase (decrease) in cash and cash equivalents                   (2,056,000)             1,297,000                5,226,000

Cash and cash equivalents, beginning of period                          4,719,000              3,929,000                        -
                                                              --------------------   --------------------   ----------------------

Cash and cash equivalents, end of period                         $      2,663,000       $      5,226,000      $         5,226,000
                                                              ====================   ====================   ======================

   The accompanying notes are an integral part of these financial statements.

                                 AUTOIMMUNE INC.
                          (a development stage company)

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.       Interim Financial Data

         The interim financial data as of September 30, 2002, for the three and nine month periods ended September 30, 2001 and 2002 and for the period from inception (September 9, 1988) through September 30, 2002 are unaudited, however, in the opinion of AutoImmune Inc. (the "Company"), these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.       Net Loss Per Share - Basic and Diluted

         Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share for the three and nine month periods ended September 30, 2002 exclude the effect of 1,243,536 stock options outstanding at September 30, 2002, as their inclusion would be anti-dilutive.

3.       Cash Equivalents and Marketable Securities

         The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2001 and September 30, 2002:

                                     December 31,           September 30,
                                        2001                   2002
                                  --------------------  ---------------------

        Money market                  $ 3,894,000            $ 5,174,000
                                  --------------------  ---------------------

                                      $ 3,894,000            $ 5,174,000
                                  ====================  =====================

         The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2001 and September 30, 2002:


                                      Maturity           Fair       Unrealized    Unrealized    Amortized
                                        term             value        gains         losses        cost
                                     ----------       ----------    ----------    ----------   ----------
        December 31, 2001
        U.S. Government
            debt securities          within 1 year    $ 6,863,000   $    -        $    -       $ 6,863,000

        September 30, 2002
        U.S. Government
            debt securities          within 1 year    $ 4,970,000   $    -        $    -       $ 4,970,000


         All of the Company's marketable securities are classified as current at September 30, 2002 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 2001 and 2002 were not significant.

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

                                 AUTOIMMUNE INC.

                          (a development stage company)

                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.       Fixed Assets

         Fixed assets with a total cost of $160,000 and a net book value of $0 were contributed to Colloral LLC in August 2002 (see Note 5). As of September 30, 2002, there are no fixed assets in the Company.

5.       Other Assets

         Other assets are comprised of two investments, one in Oragen Corporation and one in Colloral LLC.

         OraGen Corporation is a private company, in which AutoImmune's interest is less than 20%. The investment in OraGen Corporation is carried at cost.

         Colloral LLC is a joint venture created in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah.) to manufacture, market and sell Colloral(R), a product for nutritional support of patients with rheumatoid arthritis. AutoImmune's interest in Colloral LLC is greater than 50% but, because AutoImmune does not have control, the investment is accounted for using the equity method. AutoImmune's contribution to Colloral LLC was the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property. These assets had a net book value of $0. Deseret contributed cash and is committed to providing additional amounts, which additional amounts are refundable if the Board determines that they are no longer needed. AutoImmune has not committed to make additional capital commitments.

         The investment was initially recorded by AutoImmune at cost $0. Profits and losses will be allocated in accordance with the joint venture agreement. Under equity accounting, AutoImmune will not recognize a gain on this investment until AutoImmune's share of the profits of Colloral LLC exceeds its share of the cumulative losses. As of September 30, 2002, Colloral has not generated any profit; therefore, the investment is carried at $0.

6.       Accrued Expenses

         Accrued expenses consist of accrued professional fees as of December 31, 2001 and September 30, 2002.

7.       Comprehensive Income (Loss)

         Comprehensive income (loss) for the three and nine month periods ended September 30, 2001 and 2002 is the same as net income (loss). There was no net unrealized gain (loss) on marketable securities for the three and nine month periods ended September 30, 2001 and 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to the Company's extremely limited operations, the uncertainties of clinical trial results and product development, the Company's dependence on third parties for licensing revenue and the risks of technological change and competition. These factors are more fully discussed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section "Business-Factors to be Considered." The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report.

Results of Operations

Overview

Since its inception through September 30, 2002, the Company has incurred ongoing losses from operations and has cumulative losses as of September 30, 2002 totaling $108,108,000. To date, the Company has not recorded any revenues from the sale of products and accordingly, remains in the development stage. Revenues recorded through September 30, 2002 were earned in connection with the sale of certain patent rights, granting of certain short-term rights and contract research. Future revenues may also include revenues earned from the sale of products, either by the Company or from licenses of its technology.

Three and Nine Month Periods Ended September 30, 2001 and 2002

Revenue was $1,318,000 and $18,000 for the three month periods ended September 30, 2001 and 2002, respectively. Revenue was $1,333,000 and $48,000 for the nine month periods ended September 30, 2001 and 2002, respectively. The results for the three-month and nine-month periods ended September 30, 2001 reflect receipt of a payment from a subsidiary of Elan Corporation plc for its purchase of AutoImmune's rights to certain patent applications. In addition, all of these amounts reflect monthly payments from BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) under a license agreement.

Research and development expenses were $155,000 and $211,000 for the three month periods ended September 30, 2001 and 2002, respectively. Research and development expenses were $300,000 and $329,000 for the nine month periods ended September 30, 2001 and 2002, respectively. The change is due to the timing and amount of contractual payments to The Brigham and Women's Hospital and patent-related legal costs.

General and administrative expenses were $119,000 and $100,000 for the three month periods ended September 30, 2001 and 2002, respectively. General and administrative expenses were $465,000 and $506,000 for the nine month periods ended September 30, 2001 and 2002, respectively. The decrease for the three month periods is due to timing of expenses. The increase for the nine month periods is primarily due to a rise in insurance costs.

Interest income was $97,000 and $48,000 for the three month periods ended September 30, 2001 and 2002, respectively. Interest income was $381,000 and $149,000 for the nine month periods ended September 30, 2001 and 2002, respectively. The decrease is due to a lower average return on investment and a lower average balance of cash available for investment.

                                AUTOIMMUNE INC.

Liquidity and Capital Resources

The Company's needs for funds have historically fluctuated from period to period as it has increased or decreased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities. Its current needs have been significantly reduced as a result of the termination of research, development and most administrative employees and other operating expenses in 1999.

The Company's working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical or nutraceutical companies and its competitive environment. Based upon its budget for the calendar year 2002, the Company believes that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company's operating expenses and capital requirements for at least five years. At the appropriate time, the Company may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce or not pursue certain activities, which could include areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy. Such a reduction would have a material adverse effect on the Company.

In order to preserve principal and maintain liquidity, the Company's funds are invested in U.S. Treasury obligations and money market instruments. As of September 30, 2002, the Company's cash and cash equivalents and marketable securities totaled $10,196,000. Current liabilities at September 30, 2002 were $199,000.

As of September 30, 2002, there were no off-balance sheet transactions.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements:

The Company has a $100,000 investment in Oragen. This represents an ownership interest of 19%. The Company does not have any controlling influence over the operations of Oragen. This investment is valued using the cost method. Future events could cause management to conclude that impairment indicators exist. Any resulting impairment loss would require a write-down of the value of the investment. For a more detailed explanation of the judgements included in this area, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In addition, Colloral LLC, a joint venture, was created in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah.) to manufacture, market and sell Colloral(R), a product for nutritional support of patients with rheumatoid arthritis. AutoImmune's interest in Colloral LLC is greater than 50% but, because AutoImmune does not have control, the investment is accounted for using the equity method. AutoImmune's contribution to Colloral LLC was the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property. These assets had a net book value of $0. Deseret contributed cash and is committed to providing additional amounts, which additional amounts are refundable if the Board determines that they are no longer needed. AutoImmune has not committed to make additional capital commitments.

The investment was initially recorded by AutoImmune at cost $0. Profits and losses will be allocated in accordance with the joint venture agreement. Under equity accounting, AutoImmune will not recognize a gain on this investment until AutoImmune's share of the profits of Colloral LLC exceeds its share of the cumulative losses. As of September 30, 2002, Colloral has not generated any profit; therefore, the investment is carried at $0.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests all of its cash in U.S. Treasury obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has material exposure to interest rate or market risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. The evaluation of the Company's disclosure controls and procedures was made by the Company's Chief Executive Officer and Director of Finance and Treasurer. Based upon that review, the Company believes that its disclosure controls and procedures are effective and are adequately designed to ensure that the information that the Company is required to disclose in this report has been accumulated to allow timely decisions regarding such required disclosure.

(b) Changes in Internal Controls

The Company's Chief Executive Officer and Director of Finance and Treasurer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                 AUTOIMMUNE INC.

PART II - OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a) - Exhibits (numbered in accordance with Item 601 of Regulation S-K)

            Exhibit Number     Description
            --------------     ----------------------------------------------------------
            10.35              Limited Liability Company Operating Agreement of Colloral LLC, dated
                               August 19, 2002 ++

            10.36              License Agreement, dated August 19, 2002, between AutoImmune Inc. and
                               Colloral LLC ++

            10.37              Trademark License Agreement, dated August 19, 2002, between AutoImmune Inc. and
                               Colloral LLC ++

            99.1               Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

            99.2               Certification of the Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

            ++                 The Company has requested confidential treatment of the redacted portions of this
                               Exhibit pursuant to Rule 24b-2. under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this Exhibit with the Securities and Exchange Commission.

Item 6(b) - Reports on Form 8-K

         No Form 8-K has been filed during the quarter for which this report is filed.

                                 AUTOIMMUNE INC.


SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUTOIMMUNE INC.


Date: November 14, 2002                 /s/ Robert C. Bishop
                                        ------------------------------------
                                        Robert C. Bishop
                                        Chairman and Chief Executive Officer


                                        /s/ Heather A. Ellerkamp
                                        ------------------------------------
                                        Heather A. Ellerkamp
                                        Director of Finance and Treasurer

CERTIFICATIONS

I, Robert C. Bishop, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AutoImmune Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                     /s/ Robert C. Bishop
                                             --------------------
                                             Name:  Robert C. Bishop
                                             Title:  Chief Executive Officer

CERTIFICATIONS

I, Heather A Ellerkamp, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AutoImmune Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November, 14, 2002             /s/ Heather A. Ellerkamp
                                     ------------------------
                                     Name:  Heather A. Ellerkamp
                                     Title:  Director of Finance and Treasurer