Form 10-Q
period 2003-03-31
AUTOIMMUNE INC
filed 2003-05-15
CIK 879106

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003

Commission File No. 0-20948

AUTOIMMUNE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-348-9062
(State of Incorporation)	(I.R.S. Employer Identification No.)

1199 Madia Street, Pasadena, CA 91103

(Address of Principal Executive Offices)

(626) 792-1235

(Registrant’s Telephone No., including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock as of April 30, 2003:

Common Stock, par value $.01	16,919,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

AUTOIMMUNE INC.

(A development stage company)

BALANCE SHEET

(Unaudited)

	December 31, 2002	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,033,000	$6,200,000
Marketable securities	4,985,000	4,982,000
Prepaid expenses and other current assets	81,000	90,000

Total current assets	10,099,000	11,272,000
Other assets	—	—

	$10,099,000	$11,272,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,000	$28,000
Accrued professional fees	145,000	148,000

Total current liabilities	187,000	176,000

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2002 and March 31, 2003	169,000	169,000
Additional paid-in capital	118,102,000	118,257,000
Deficit accumulated during the development stage	(108,363,000)	(107,330,000)
Accumulated other comprehensive income	4,000	—

Total stockholders’ equity	9,912,000	11,096,000

	$10,099,000	$11,272,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Period from inception (September 9, 1988) through March 31, 2003
	March 31, 2002	March 31, 2003
Revenue:
License rights	$15,000	$1,367,000	$6,795,000
Option fees	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	955,000

Total revenues	15,000	1,367,000	9,950,000

Costs and expenses:
Research and development:
Related party	15,000	90,000	19,878,000
All other	48,000	48,000	91,889,000
General and administrative	219,000	230,000	17,814,000

Total costs and expenses	282,000	368,000	129,581,000

Total operating income (loss)	(267,000)	999,000	(119,631,000)

Interest income	51,000	34,000	12,708,000
Interest expense	—	—	(303,000)
Other expense	—	—	(100,000)

Net income (loss)	$(216,000)	$1,033,000	$(107,326,000)

Net income (loss) per share-basic	$(0.01)	$0.06

Net income (loss) per share-diluted	$(0.01)	$0.06

Weighted average common shares outstanding-basic	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	16,919,623	17,073,834

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three months ended		Period from inception (September 9, 1988) through March 31, 2003
	March 31, 2002	March 31, 2003
Cash flows from operating activities:
Net income (loss)	$(216,000)	$1,033,000	$(107,326,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable covertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	155,000	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in capitalized patent costs	—	—	563,000
Impairment of investment valuation	—	—	100,000
(Increase) decrease in prepaid expenses and other current assets	—	(9,000)	(90,000)
Increase (decrease) in accounts payable	1,000	(14,000)	28,000
Increase (decrease) in accrued expenses	(24,000)	3,000	148,000
Increase (decrease) in deferred revenue	—	—	—

Net cash provided (used) by operating activities	(239,000)	1,168,000	(101,073,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(4,937,000)	(2,976,000)	(308,224,000)
Proceeds from sale/maturity of available-for-sale marketable securities	5,526,000	2,975,000	292,231,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in Oragen	—	—	(100,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided (used) by investing activities	589,000	(1,000)	(10,752,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided (used) by financing activities	—	—	118,025,000

Net increase (decrease) in cash and cash equivalents	350,000	1,167,000	6,200,000
Cash and cash equivalents, beginning of period	3,929,000	5,033,000	—

Cash and cash equivalents, end of period	$4,279,000	$6,200,000	$6,200,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE U NAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of March 31, 2003, for the three month periods ended March 31, 2002 and 2003 and for the period from inception (September 9, 1988) through March 31, 2003 are unaudited, however, in the opinion of AutoImmune Inc. (the “Company”), these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.	Stock Compensation

The Company accounts for stock-based compensation using the intrinsic based method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company applies the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value of the common stock at the grant date. Had compensation cost been determined based on the fair value of the common stock at the time of grant consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three months ended March 31,
	2002	2003
Net income (loss):
As reported	$(216,000)	$1,033,000
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(14,000)	(71,000)

Pro forma	$(230,000)	$962,000

Net income (loss) per share – basic
As reported	$(0.01)	$0.06
Pro forma	(0.01)	0.06
Net income (loss) per share – diluted
As reported	$(0.01)	$0.06
Pro forma	(0.01)	0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted in the three month periods ended March 31, 2002 and 2003. Because additional option grants are expected to be made in the future, the pro forma impact on the three months ended March 31, 2003 is not representative of the pro forma effects which may be expected in future periods.

3.	Net Loss Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share for the three month period ended March 31, 2002 excluded 43,591 common share equivalents, as their inclusion would have been anti-dilutive. For the three month period ended March 31, 2003, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options with exercise prices less than the fair value of the common stock. At March 31, 2003, stock options to purchase 662,536 shares of common stock were outstanding with exercise prices greater than the fair value of the common stock.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.	Cash Equivalents and Marketable Securities

The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2002 and March 31, 2003:

	December 31, 2002	March 31, 2003
Money market	$5,024,000	$6,076,000

	$5,024,000	$6,076,000

The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2002 and March 31, 2003:

	Maturity term	Fair value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2002
U.S. Government debt securities	within 1 year	$4,985,000	$4,000	$—	$4,981,000

March 31, 2003
U.S. Government debt securities	within 1 year	$4,982,000	$—	$—	$4,982,000

All of the Company’s marketable securities are classified as current at March 31, 2003 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three month periods ended March 31, 2002 and 2003 were not significant.

Marketable securities which were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

Colloral LLC is a joint venture created in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah.) to manufacture, market and sell Colloral®, a product for nutritional support of patients with rheumatoid arthritis. AutoImmune’s interest in Colloral LLC is greater than 50% but AutoImmune does not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and is committed to providing additional amounts, which additional amounts are refundable if the Board determines that they are no longer needed. AutoImmune has not committed to make additional capital commitments.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The investment was initially recorded by AutoImmune at the carrying value of the contributed assets which was $0. Profits and losses will be allocated in accordance with the joint venture agreement. Under equity accounting, AutoImmune will not recognize a gain on this investment until AutoImmune’s share of the profits of Colloral LLC exceeds its share of the cumulative losses. As of March 31, 2003, Colloral has not generated any profit; therefore, the investment is carried at $0.

6.	License Revenue and Warrant

In March 2003, the Company received a $1,500,000 payment from a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease. The payment from Elan was the third and final payment pursuant to the 1998 agreement. In conjunction with receiving the payment, the Company issued a warrant to Elan to purchase 375,000 shares of the Company’s common stock at $0.73 per share. The warrant expires five years from the date of issuance. Therefore, the valuation of these warrants, as determined by the Black-Scholes method, of $155,000 was recorded as an offset to revenue during the first quarter of 2003. In addition, the Company paid The Brigham and Women’s Hospital (“BWH”) $75,000. This amount represents a portion of the cash payment received from Elan as required under the current research and development agreement with BWH.

7.	Accumulated Other Comprehensive Income

In the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income or loss and unrealized gains and losses on available-for-sale securities.

Net unrealized gains and losses on marketable securities are comprised of the following:

	For the three months ended March 31,
	2002	2003
Unrealized holding gain (loss) arising during the period	$—	$(4,000)
Reclassification adjustment for (gain) loss included in net income	—	—

Net unrealized gain (loss) on marketable securities	$—	$(4,000)

8.	Indemnification

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

9.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities (“VIE”), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIE created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes Colloral LLC would be considered a VIE and has included transitional disclosures required by FIN 46. The Company is currently assessing the impact that the adoption of FIN 46 will have on its financial position and results of operation.

AUTOIMMUNE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Overview

This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. The Company’s actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to, the Company’s extremely limited operations, the uncertainties of clinical trial results and product development, the Company’s dependence on third parties for licensing and other revenue and risks of technological change and competition. These factors are more fully discussed in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section “Business-Factors to be Considered.” The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report.

Since its inception through March 31, 2003, the Company has incurred ongoing losses from operations and has cumulative losses as of March 31, 2003 totaling $107,326,000. To date, the Company has not recorded any revenue from the sale of products. Revenues recorded through March 31, 2003 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected the Company’s revenues and income from continuing operations.

In August 2002, the Company and Deseret Laboratories, Inc. entered into a joint venture by forming an entity called Colloral LLC to manufacture, market and sell Colloral as a nutraceutical. The Company’s interest in Colloral LLC is greater than 50%, but the Company does not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. To the extent that Colloral LLC generates revenues in excess of cumulative losses, the Company will record income. In February 2003, Colloral LLC began marketing Colloral through direct mail solicitation of individuals who had previously expressed interest in obtaining the product. It is anticipated that sales channels and promotional support will be expanded in the future, but there can be no assurance that the Company will derive revenues from this arrangement. Accordingly, the Company might remain in the development stage in the future and may continue to incur substantial losses.

Three Month Periods Ended March 31, 2002 and 2003

Revenue was $15,000 and $1,367,000 for the three month periods ended March 31, 2002 and 2003, respectively. In 2003, revenue was comprised of a $1,500,000 payment by a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease net of warrants valued at $155,000 granted to Elan and monthly license payments from BioMS Medical Corporation (“BioMS”). The revenue in 2002 was comprised of monthly license payments from BioMS. The payment from Elan was the third and final payment pursuant to the 1998 agreement. Under the terms of this agreement, AutoImmune and BWH have indemnified Elan against any claim, demand or action arising from any misrepresentation made to Elan about patent rights and warranties.

Research and development expenses were 63,000 and $138,000 for the three month periods ended March 31, 2002 and 2003, respectively. The increase is due to the amount of contractual payments to The Brigham and Women’s Hospital under a research and development agreement, including $75,000 of the payment received from Elan in 2003.

General and administrative expenses were $219,000 and $230,000 for the three month periods ended March 31, 2002 and 2003, respectively. The increase is due to higher cost of professional services and insurance costs.

AUTOIMMUNE INC.

Interest income was $51,000 and $34,000 for the three month periods ended March 31, 2002 and 2003, respectively. The decrease is due to a lower average balance of cash available for investment.

Liquidity and Capital Resources

The Company’s needs for funds have historically fluctuated from period to period as it has increased or decreased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities. Its current needs have been significantly reduced as a result of the termination of research, development and full-time employees and other operating expenses in 1999.

As of March 31, 2003, the Company had an outstanding contractual obligation to The Brigham and Women’s Hospital to sponsor research totaling $12,000. In addition, the Company holds an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral as a nutraceutical. The Company has no obligation to make additional capital contributions to Colloral LLC. To the extent that Colloral LLC generates revenues in excess of cumulative losses and makes distributions, the Company will obtain income.

The Company’s working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical or nutraceutical companies and its competitive environment. Based upon its budget for the calendar year 2003 and current expectations for future years, the Company believes that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company’s operating expenses and capital requirements for at least five years. At the appropriate time, the Company may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce or not pursue certain activities, which could include areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy. Such a reduction would have a material adverse effect on the Company.

In order to preserve principal and maintain liquidity, the Company’s funds are invested in U.S. Treasury obligations and money market instruments. As of March 31, 2003, the Company’s cash and cash equivalents and marketable securities totaled $11,182,000. Current liabilities at March 31, 2003 were $176,000. In the future, the Company plans to invest a portion of its funds in high-grade corporate bonds to increase the yield it receives on its investments

Off-Balance Sheet Arrangements

AutoImmune has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of its business that are not consolidated into its financial statements other than Colloral LLC.

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

AUTOIMMUNE INC.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements:

Revenue is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

Where the Company has continuing performance obligations under the terms of a collaborative arrangement or associated with non-refundable license fees, revenue is recognized over the period the Company completes its performance obligations. Under the terms of one agreement, the Company and The Brigham and Women’s Hospital have indemnified a subsidiary of Elan against any claim, demand or action arising from any misrepresentation made to the subsidiary of Elan about patent rights and warranties, up to the amounts previously received by the Company under the agreement. The Company does not consider this a performance obligation that would preclude or defer revenue recognition. Option fees representing payments to be made to the Company for a right to evaluate and negotiate the terms of a potential licensing arrangement are recognized when the options are granted because such fees are non-refundable and the Company has no further obligations.

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

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The company employs a methodology in evaluating whether a decline in fair value below costs basis is other than temporary that considers available evidence regarding its marketable securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than the cost basis; the financial health of and business outlook for the issuer of the securities, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company’s portfolio, if, among other things, relevant information related to its marketable securities was not publicly available or other factors not considered would have been relevant to the determination of impairment.

AUTOIMMUNE INC.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities (“VIE”), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIE created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes Colloral LLC would be considered a VIE and has included transitional disclosures required by FIN 46. The Company is currently assessing the impact that the adoption of FIN 46 will have on its financial position and results of operation.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. The evaluation of the Company’s disclosure controls and procedures was made by the Company’s Chief Executive Officer and Director of Finance and Treasurer. Based upon that review, the Company believes that its disclosure controls and procedures are effective and are adequately designed to ensure that the information that the Company is required to disclose in this report has been accumulated to allow timely decisions regarding such required disclosure.

(b) Changes in Internal Controls

The Company’s Chief Executive Officer and Director of Finance and Treasurer have concluded that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

AUTOIMMUNE INC.

PART II—OTHER INFORMATION

Item 2— CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 2(c) Changes In Securities

On March 17, 2003, the Company issued a warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.7275 per share to a subsidiary of Elan Plc. The warrant became exercisable on March 17, 2003 and expires five years from that date. The warrant was issued in conjunction with the third payment of $1,500,000 by the subsidiary of Elan Plc to the Company for the purchase of certain patent rights related to Alzheimer’s disease. The transaction was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Item 6 – EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a) – Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of the Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

Item 6(b) – Reports on Form 8-K

No Form 8-K has been filed during the quarter for which this report is filed.

AUTOIMMUNE INC.

S IGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: May 15, 2003	/s/ ROBERT C. BISHOP
Robert C. Bishop Chairman and Chief Executive Officer

/s/ HEATHER A. ELLERKAMP
Heather A. Ellerkamp Director of Finance and Treasurer

CERTIFICATIONS

I, Robert C. Bishop, certify that:

I	have reviewed this quarterly report on Form 10-Q of AutoImmune Inc.;

1.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/    Robert C. Bishop

Name: Robert C. Bishop

Title: Chief Executive Officer

CERTIFICATIONS

I, Heather A Ellerkamp, certify that:

I	have reviewed this quarterly report on Form 10-Q of AutoImmune Inc.;

1.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/    Heather A. Ellerkamp

Name: Heather A. Ellerkamp

Title: Director of Finance and Treasurer