Form 10-K/A
period 2001-12-31
AUTOIMMUNE INC
filed 2003-06-19
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

Common stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

All financial statements listed above are included in the Company’s Form 10-K for fiscal year 2001 and are omitted from this Amendment No. 1 to Form 10-K/A.

(a)(2) Financial Statement Schedule

All schedules are omitted because they are not applicable or the required information is shown in the financial statements.

(a)(3) Exhibits

Exhibit Number	Exhibit Description

3.1	—Restated Certificate of Incorporation(1)

3.2	—By-Laws(2)

4.1	—Specimen Common Stock Certificate(2)

4.2	—Rights Agreement dated as of May 19, 1995(3)

10.1	—Amended and Restated 1988 Stock Option Plan effective December 14, 1992(1)

10.2	—Agreement, dated March 18, 1992, between AutoImmune Inc. and Schering Corporation(2)+

10.3	—Lease Agreement, dated November 1992, between AutoImmune Inc. and Ledgemont Realty Trust(2)

10.4	—Amended and Restated Research and Development Agreement, dated July 1, 1992, between AutoImmune Inc. and The Brigham and Women’s Hospital, Inc.(2)

10.5	—Research Agreement, dated October 21, 1992, and Royalty Agreement, dated 1992, between AutoImmune Inc. and Joslin Diabetes Center(2)

Exhibit Number	Exhibit Description

10.6	—Research Agreement, dated July 1, 1992, Royalty Agreement, dated June 6, 1990, and Research Agreement, dated July 1990, between AutoImmune Inc. and the Beth Israel Hospital(2)

10.7	—Cooperative Research and Development Agreement, effective July 1, 1990, among the National Eye Institute of the National Institutes of Health, The Brigham and Women’s Hospital and AutoImmune Inc.(2)

10.8	—Retainer Agreement, dated June 1, 1992, between AutoImmune Inc. and Cato Research Ltd.(2)

10.9	—Employment Agreement, dated April 2, 1992, between AutoImmune Inc. and Robert C. Bishop(2)

10.10	—Amended Consulting Agreement, dated July 1992, and Amended and Restated Consulting Agreement, dated November 1988, between AutoImmune Inc. and Howard L. Weiner, M.D.(2)

10.11	—Amended Consulting Agreement, dated July 1992, and Amended and Restated Consulting Agreement, dated November 1988, between AutoImmune Inc. and David A. Hafler, M.D.(2)

10.12	—Consulting Agreement, dated February 1, 1989, between AutoImmune Inc. and James P. Tam, Ph.D.(2)

10.13	—Scientific Advisory Board Agreement, dated August 5, 1992, and Consulting Service Agreement, dated August 5, 1992, between AutoImmune Inc. and Jack L. Strominger, M.D.(2)

10.14	—Scientific Advisory Board Agreement, dated August 11, 1992, between AutoImmune Inc. and Herman N. Eisen, M.D.(2)

10.15	—Scientific Consultant Agreement, dated July 16, 1992, between AutoImmune Inc. and Henry Oettinger, Ph.D.(2)

10.16	—Nonemployee Director Stock Option Plan(4)

10.17	—Employee Stock Purchase Plan(5)

10.18	—License and Collaboration Agreement dated December 1, 1994 between AutoImmune Inc. and Eli Lilly and Company(6)+

10.19	—First Amendment to Lease dated October 31, 1993 between AutoImmune Inc. and Ledgemont Realty Trust(7)

10.20	—Second Amendment to Lease dated February 1, 1996 between AutoImmune Inc. and Ledgemont Realty Trust(7)

10.21	—Third Amendment to Lease dated October 23, 1996 between AutoImmune Inc. and Ledgemont Realty Trust(8)

10.22	—Sublease agreement dated November 1, 1997 between AutoImmune Inc. and Antigenics, LLC(8)

10.23	—Consent to Sublease Agreement dated November 1, 1997 between AutoImmune Inc., Antigenics, LLC, and Ledgemont Realty Trust(8)

10.24	—1998 Stock Option Plan(9)

10.25	—Development and License Agreement dated as of December 4, 1998 between AutoImmune Inc. and Teva Pharmaceutical Industries Ltd.(10)+

10.26	—Sublease Termination Agreement dated June 15, 1998 between AutoImmune Inc. and Antigenics, LLC (10)

10.27	—Fourth Amendment to Lease dated July 17, 1998 between AutoImmune Inc. and Ledgemont Realty Trust(10)

10.28	—Consulting Agreement dated January 3, 2000 between AutoImmune Inc. and Robert C. Bishop, Ph.D.(11)

10.29	—Consulting Agreement dated November 20, 1999 between AutoImmune Inc. and Heather A. Ellerkamp(11)

10.30	—Consulting Agreement dated September 20, 1999 between AutoImmune Inc. and Fletcher Spaght, Inc.(11)

10.31	—Letter Agreement dated January 31, 2000 between AutoImmune Inc. and Fletcher Spaght, Inc.(12)+

10.32	—Agreement for Assignment of Patent Rights, dated effective as of January 29, 2000 among The Brigham and Women’s Hospital, Inc., AutoImmune Inc. and Neuralab Limited(12)+

10.33	—Letter Agreement dated March 16, 2000 between AutoImmune Inc. and The Brigham and Women’s Hospital Inc.(12)+

10.34	—Development and License Agreement dated August 1, 2000 between AutoImmune Inc. and Rycor Technology Instruments Corp.(13)++

23	—Consent of PricewaterhouseCoopers LLP

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-55430).

(3)	Incorporated by reference to the Company’s Current Report in Form 8-K filed with the Securities and Exchange Commission on May 26, 1995 (File No. 0-20948).

(4)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 17, 1994 (Registration No. 33-82972).

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, as amended.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1998 (Registration No. 333-68309).

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

+	The Company has been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
++	The Company has applied for confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of June, 2003.

AUTOIMMUNE INC.

By:	/s/ ROBERT C. BISHOP
Robert C. Bishop Ph.D. Chairman, President and CEO (Principal executive officer and duly authorized officer)

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

Date: June 19, 2003	/s/ Robert C. Bishop
	Name: Title:	Robert C. Bishop, Ph.D. Chief Executive Officer

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

Date: June 19, 2003	/s/ Heather A. Ellerkamp
	Name: Title:	Heather A. Ellerkamp Director of Finance and Treasurer