Form 10-Q
period 2003-06-30
AUTOIMMUNE INC
filed 2003-08-13
CIK 879106

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003	Commission File No. 0-20948

AUTOIMMUNE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-348-9062
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes  ☐             No  ☒

Number of shares outstanding of the registrant’s Common Stock as of July 31, 2003:

Common Stock, par value $.01                        16,919,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION	Page Number

Item 1—Financial Statements (unaudited)

Balance Sheet December 31, 2002 and June 30, 2003	2

Statement of Operations for the three and six months ended June 30, 2002 and 2003 and for the period from inception (September 9, 1988) through June 30, 2003	3

Statement of Cash Flows for the six months ended June 30, 2002 and 2003 and for the period from inception (September 9, 1988) through June 30, 2003	4

Notes to the Unaudited Financial Statements	5

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3— Quantitative and Qualitative Disclosures about Market Risk	11
Item 4—Controls and Procedures	11

PART II—OTHER INFORMATION
Item 4—Submission of Matters to a Vote of Security Holders	12
Item 6(a)—Exhibits	12
Item 6(b)—Reports on Form 8-K	12
Signatures	13

PART 1 — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

BALANCE SHEET

(Unaudited)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,033,000	$8,051,000
Marketable securities	4,985,000	2,994,000
Prepaid expenses and other current assets	81,000	22,000

Total current assets	10,099,000	11,067,000
Other assets	—	—

	$10,099,000	$11,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,000	$48,000
Accrued professional fees	145,000	61,000
Deferred revenue	—	3,000

Total current liabilities	187,000	112,000

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2002 and March 31, 2003	169,000	169,000
Additional paid-in capital	118,102,000	118,257,000
Deficit accumulated during the development stage	(108,363,000)	(107,472,000)
Accumulated other comprehensive income	4,000	1,000

Total stockholders’ equity	9,912,000	10,955,000

	$10,099,000	$11,067,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended		Period from inception (September 9, 1988) through June 30, 2003
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Revenue:
License rights	$15,000	$23,000	$30,000	$1,390,000	$6,818,000
Option fees	—	—	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000

Total revenues	15,000	23,000	30,000	1,390,000	9,973,000

Costs and expenses:
Research and development:
Related party	15,000	15,000	30,000	105,000	19,893,000
All other	40,000	18,000	88,000	66,000	91,907,000
General and administrative	187,000	164,000	405,000	394,000	17,978,000

Total costs and expenses	242,000	197,000	523,000	565,000	129,778,000

Total operating income (loss)	(227,000)	(174,000)	(493,000)	825,000	(119,805,000)

Interest income	50,000	32,000	101,000	66,000	12,740,000
Interest expense	—	—			(303,000)
Other expense	—	—	—	—	(100,000)

Net income (loss)	$(177,000)	$(142,000)	$(392,000)	$891,000	$(107,468,000)

Net income (loss) per share-basic	$(0.01)	$(0.01)	$(0.02)	$0.05

Net income (loss) per share-diluted	$(0.01)	$(0.01)	$(0.02)	$0.05

Weighted average common shares outstanding-basic	16,919,623	16,919,623	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	16,919,623	16,919,623	16,919,623	17,183,205

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six months ended		Period from inception (September 9, 1988) through June 30, 2003
	June 30, 2002	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(392,000)	$891,000	$(107,468,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable covertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	155,000	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in capitalized patent costs	—	—	563,000
Impairment of investment valuation	—	—	100,000
(Increase) decrease in prepaid expenses and other current assets	(19,000)	59,000	(23,000)
Increase (decrease) in accounts payable	61,000	6,000	49,000
Increase (decrease) in accrued expenses	(15,000)	(84,000)	61,000
Increase (decrease) in deferred revenue	—	3,000	3,000

Net cash provided (used) by operating activities	(365,000)	1,030,000	(101,211,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(6,923,000)	(2,976,000)	(308,224,000)
Proceeds from sale/maturity of available-for-sale marketable securities	8,814,000	4,964,000	294,220,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in Oragen	—	—	(100,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided (used) by investing activities	1,891,000	1,988,000	(8,763,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable
convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase in cash and cash equivalents	1,526,000	3,018,000	8,051,000
Cash and cash equivalents, beginning of period	3,929,000	5,033,000	—

Cash and cash equivalents, end of period	$5,455,000	$8,051,000	$8,051,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.    Interim Financial Data

The interim financial data as of June 30, 2003, for the three and six month periods ended June 30, 2002 and 2003 and for the period from inception (September 9, 1988) through June 30, 2003 are unaudited, however, in the opinion of AutoImmune Inc. (“AutoImmune” or the “Company”), these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.    Stock Compensation

The Company accounts for stock-based compensation using the intrinsic based method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company applies the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value of the common stock at the grant date. Had compensation cost been determined based on the fair value at the time of grant consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net income (loss):
As reported	$(177,000)	$(142,000)	$(393,000)	$891,000
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(12,000)	5,000	(26,000)	(66,000)

Pro forma	$(189,000)	$(137,000)	$(419,000)	$825,000

Net income (loss):
As reported per share – basic	$(0.01)	$(0.01)	$(0.01)	$0.05
Pro forma	(0.01)	(0.01)	(0.01)	0.05
Net income (loss) per share – diluted
As reported	$(0.01)	$(0.01)	$(0.01)	$0.05
Pro forma	(0.01)	(0.01)	(0.01)	0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2003: no dividend yield for all years; expected volatility of 70% for 2002 and 75% for 2003, risk free interest rates ranging from 1.62% to 4.49% and a weighted average expected option term ranging from 2.6 to 6 years. Because additional option grants are expected to be made in the future, the pro forma impact on the three and six month periods ended June 30, 2003 is not representative of the pro forma effects which may be expected in future periods.

3.    Net Loss Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share for the three month periods ended June 30, 2002 and 2003 excluded 30,977 and 339,676 common share equivalents, respectively, as their inclusion would have been anti-dilutive. Shares used to compute diluted earnings per share for the six month period ended June 30, 2002 excluded 38,621 common share equivalents, as their inclusion would have been anti-dilutive. For the six month period ended June 30, 2003, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options with exercise prices less than the fair value of the common stock. At June 30, 2003, stock options to purchase 632,437 weighted shares of common stock were outstanding with exercise prices greater than the fair value of the common stock.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.    Cash Equivalents and Marketable Securities

The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2002 and June 30, 2003:

	December 31, 2002	June 30, 2003
Money market	$5,024,000	$8,019,000

	$5,024,000	$8,019,000

The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2002 and June 30, 2003:

	Maturity Term	Fair value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2002
U.S. Government debt securities	within 1 year	$4,985,000	$4,000	$—	$4,981,000

June 30, 2003
U.S. Government debt securities	within 1 year	$2,994,000	$1,000	$—	$2,993,000

All of the Company’s marketable securities are classified as current at June 30, 2003 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and six month periods ended June 30, 2002 and 2003 were not significant.

Marketable securities which were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.    Other Assets

Colloral LLC is a joint venture created in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral®, a product for nutritional support of patients with rheumatoid arthritis. AutoImmune’s interest in Colloral LLC is greater than 50% but AutoImmune does not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and is committed to providing additional amounts, which additional amounts are refundable if the Board determines that they are no longer needed. AutoImmune is not obligated to make capital commitments, but may do so in the future.

The investment was initially recorded by AutoImmune at the carrying value of the contributed assets which was $0. Profits and losses will be allocated in accordance with the joint venture agreement. Under equity accounting, AutoImmune will not recognize a gain on this investment until AutoImmune’s share of the profits of Colloral LLC exceeds its share of the cumulative losses. As of June 30, 2003, Colloral has not generated any profit; therefore, the investment is carried at $0.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

6.    License Revenue and Warrant

In March 2003, the Company received a $1,500,000 payment from a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease. The payment from Elan was the third and final payment pursuant to an agreement between Elan and the Company dated effective January 29, 2000. In conjunction with receiving the payment, the Company issued a warrant to Elan to purchase 375,000 shares of the Company’s common stock at $0.73 per share. The warrant expires five years from the date of issuance. Therefore, the valuation of these warrants, as determined by the Black-Scholes method, of $155,000 was recorded as an offset to revenue during the first quarter of 2003. In addition, the Company paid The Brigham and Women’s Hospital (“BWH”) $75,000. This amount represents a portion of the cash payment received from the Elan as required under the current research and development agreement with BWH.

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

Net unrealized gains and losses on marketable securities are comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2003	2002	2003
Unrealized holding gain (loss) arising during the period	$—	$(1,000)	$—	$(5,000)
Reclassification adjustment for (gain) loss included in net income	—	—	—	—

Net unrealized gain (loss) on marketable securities	$—	$(1,000)	$—	$(5,000)

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities (“VIE”), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIE created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes Colloral LLC might be considered a VIE and has included transitional disclosures required by FIN 46. The Company is currently assessing the impact that the adoption of FIN 46 will have on its financial position and results of operation.

AUTOIMMUNE INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

This section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. The Company’s actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to, the Company’s extremely limited operations, the uncertainties of clinical trial results and product development, the Company’s dependence on third parties for licensing and other revenue and risks of technological change and competition. These factors are more fully discussed in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section “Business—Factors to be Considered.” The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report.

Since its inception through June 30, 2003, the Company has incurred ongoing losses from operations and has cumulative losses as of June 30, 2003 totaling $107,468,000. To date, the Company has not recorded any revenue from the sale of products. Revenues recorded through June 30, 2003 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected the Company’s revenues and income from continuing operations.

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

Results from the oral insulin arm of the NIH sponsored diabetes prevention trial (DPT-1) were presented at the ADA meeting in New Orleans. Although there was a trend in favor of the treated group versus the placebo group, the data did not reach statistical significance. It is expected the results will be submitted for publication and there remains the possibility that sub-group analysis will suggest additional trials worth considering.

Three and Six Month Periods Ended June 30, 2002 and 2003

Revenue was $15,000 and $23,000 for the three month periods ended June 30, 2002 and 2003, respectively. Revenue was $30,000 and $1,390,000 for the six month periods ended June 30, 2002 and 2003, respectively. In the first quarter of 2003, revenue was comprised of a $1,500,000 payment by a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease net of warrants valued at $155,000 granted to Elan and monthly license payments from BioMS Medical Corporation (“BioMS”). The revenue in 2002 and the remainder of 2003 was comprised of monthly license payments from BioMS. The payment from Elan was the third and final payment pursuant to the agreement entered into between Elan and the Company dated effective January 29, 2000. Under the terms of this agreement, AutoImmune and BWH have indemnified Elan against any claim, demand or action arising from any misrepresentation made to Elan about patent rights and warranties.

AUTOIMMUNE INC.

Research and development expenses were $55,000 and $33,000 for the three month periods ended June 30, 2002 and 2003, respectively. The decrease is due to the timing of patent related legal costs. Research and development expenses were 118,000 and $171,000 for the six month periods ended June 30, 2002 and 2003, respectively. The increase is due to the amount of contractual payments to The Brigham and Women’s Hospital under a research and development agreement, including $75,000 of the payment received from Elan in the first quarter of 2003. General and administrative expenses were $187,000 and $164,000 for the three month periods ended June 30, 2002 and 2003, respectively. General and administrative expenses were $405,000 and $394,000 for the six month periods ended June 30, 2002 and 2003, respectively. The decrease is due to higher insurance costs offset by a decrease in professional service expenses.

Interest income was $50,000 and $32,000 for the three month periods ended June 30, 2002 and 2003, respectively. Interest income was $101,000 and $66,000 for the six month periods ended June 30, 2002 and 2003, respectively. The decrease is due to a lower average return on investment.

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

As of June, 2003, the Company had not yet renewed its contractual obligation to The Brigham and Women’s Hospital to sponsor research. In addition, the Company holds an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral as a nutraceutical. The Company has no obligation to make capital contributions to Colloral LLC, but may do so in the future. To the extent that Colloral LLC generates revenues in excess of cumulative losses and makes distributions, the Company will obtain income.

The Company’s working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical or nutraceutical companies and its competitive environment. Based upon its budget for the calendar year 2003 and current expectations for future years, the Company believes that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company’s operating expenses and capital requirements for at least five years. At the appropriate time, the Company may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify its business strategy. Such a reduction would have a material adverse effect on the Company.

In order to preserve principal and maintain liquidity, the Company’s funds are currently invested in U.S. Treasury obligations and money market instruments. As of June 30, 2003, the Company’s cash and cash equivalents and marketable securities totaled $11,045,000. Current liabilities at June 30, 2003 were $112,000. In the future, the Company plans to invest a portion of its funds in high-grade corporate bonds to increase the yield it receives on its investments

Off-Balance Sheet Arrangements

AutoImmune has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of its business that are not consolidated into its financial statements other than Colloral LLC.

AUTOIMMUNE INC.

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

AUTOIMMUNE INC.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. The evaluation of the Company’s disclosure controls and procedures was made by the Company’s Chief Executive Officer and Director of Finance and Treasurer. Based upon that review, the Company’s Chief Executive Officer and Director of Finance and Treasurer believe that the Company’s disclosure controls and procedures are effective and are adequately designed to ensure that the information that the Company is required to disclose in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    Changes in Internal Controls

The Company’s Chief Executive Officer and Director of Finance and Treasurer have concluded that there were no significant changes in the Company’s internal controls and procedures or in other factors that could significantly affect those controls and procedures subsequent to the date of their evaluation and no corrective actions with regard to any significant deficiencies or material weaknesses have been taken or were required.

AUTOIMMUNE INC.

PART II—OTHER INFORMATION

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on May 22, 2003.

(b)	The following directors were elected to serve until the next Annual Meeting or until their successors are elected and qualified, by the following votes:
Name	Number of Votes For	Number of Votes Withheld
Robert C. Bishop	14,984,576	69,331
Hugh A. D’Andrade	14,984,776	69,131
Allan R. Ferguson	14,984,776	69,131
R. John Fletcher	14,984,776	69,131

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a)—Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Director of Finance and Treasurer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Director of Finance and Treasurer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Item 6(b)—Reports on Form 8-K

A Form 8-K was filed on May 16, 2003 to report the Company’s issuance of a press release on May 14, 2003 announcing its financial results for the quarter ended March 31, 2003. No other Form 8-K has been filed during the quarter for which this report is filed.

AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: August 13, 2003	By:	/s/ ROBERT C. BISHOP
Robert C. Bishop Chairman and Chief Executive Officer

By:	/s/ HEATHER A. ELLERKAMP
Heather A. Ellerkamp Director of Finance and Treasurer