Form 10-Q
period 2003-09-30
AUTOIMMUNE INC
filed 2003-11-13
CIK 879106

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003	Commission File No. 0-20948

AUTOIMMUNE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-348-9062
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Number of shares outstanding of the registrant’s Common Stock as of October 31, 2003:

Common Stock, par value $.01	16,919,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED SEPTEMBER 30, 2003

PART I—FINANCIAL INFORMATION	Page Number
Item 1 — Financial Statements (Unaudited)

Balance Sheet December 31, 2002 and September 30, 2003	2

Statement of Operations for the three and nine months ended September 30, 2002 and 2003 and for the period from inception (September 9, 1988) through September 30, 2003	3

Statement of Cash Flows for the nine months ended September 30, 2002 and 2003 and for the period from inception (September 9, 1988) through September 30, 2003.	4

Notes to the Unaudited Financial Statements	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	11

Item 4 — Controls and Procedures	11

PART II—OTHER INFORMATION

Item 6(a)—Exhibits	12

Item 6(b)—Reports on Form 8-K	12

Signatures	13

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

BALANCE SHEET

(Unaudited)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,033,000	$2,409,000
Marketable securities	4,985,000	6,395,000
Interest receivable	—	32,000
Prepaid expenses and other current assets	81,000	23,000

Total current assets	10,099,000	8,859,000
Long term marketable securities	—	2,060,000
Other assets	—	—

	$10,099,000	$10,919,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,000	$28,000
Accrued professional fees	145,000	90,000

Total current liabilities	187,000	118,000

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2002 and September 30, 2003	169,000	169,000
Additional paid-in capital	118,102,000	118,257,000
Deficit accumulated during the development stage	(108,363,000)	(107,627,000)
Accumulated other comprehensive income	4,000	2,000

Total stockholders’ equity	9,912,000	10,801,000

	$10,099,000	$10,919,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		Period from inception (September 9, 1988) through September 30, 2003
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Revenue:
License rights	$18,000	$25,000	$48,000	$1,415,000	$6,843,000
Option fees	—	—	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000

Total revenues	18,000	25,000	48,000	1,415,000	9,998,000

Costs and expenses:
Research and development:
Related party	16,000	15,000	46,000	120,000	19,908,000
All other	195,000	55,000	283,000	121,000	91,962,000
General and administrative	100,000	114,000	506,000	508,000	18,092,000

Total costs and expenses	311,000	184,000	835,000	749,000	129,962,000

Total operating income (loss)	(293,000)	(159,000)	(787,000)	666,000	(119,964,000)

Interest income	48,000	29,000	149,000	95,000	12,769,000
Interest expense	—	—	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	—	(25,000)	—	(25,000)	(25,000)
Other expense	—	—	—	—	(100,000)

Net income (loss)	$(245,000)	$(155,000)	$(638,000)	$736,000	$(107,623,000)

Net income (loss) per share-basic	$(0.01)	$(0.01)	$(0.04)	$0.04

Net income (loss) per share-diluted	$(0.01)	$(0.01)	$(0.04)	$0.04

Weighted average common shares outstanding-basic	16,919,623	16,919,623	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	16,919,623	16,919,623	16,919,623	17,242,475

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine months ended		Period from inception (September 9, 1988) through September 30, 2003
	September 30, 2002	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$(638,000)	$736,000	$(107,623,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable covertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	155,000	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in capitalized patent costs	—	—	563,000
Impairment of investment valuation	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	25,000	25,000
(Increase) decrease in interest receivable	—	(32,000)	(32,000)
(Increase) decrease in prepaid expenses and other current assets	(20,000)	58,000	(23,000)
Increase (decrease) in accounts payable	(4,000)	(14,000)	28,000
Increase (decrease) in accrued expenses	66,000	(55,000)	90,000

Net cash provided (used) by operating activities	(596,000)	873,000	(101,368,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(9,892,000)	(11,419,000)	(316,667,000)
Proceeds from sale/maturity of available-for-sale marketable securities	11,785,000	7,947,000	297,203,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in Oragen	—	—	(100,000)
Investment in Colloral LLC	—	(25,000)	(25,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided (used) by investing activities	1,893,000	(3,497,000)	(14,248,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase in cash and cash equivalents	1,297,000	(2,624,000)	2,409,000
Cash and cash equivalents, beginning of period	3,929,000	5,033,000	—

Cash and cash equivalents, end of period	$5,226,000	$2,409,000	$2,409,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of September 30, 2003, for the three and nine month periods ended September 30, 2002 and 2003 and for the period from inception (September 9, 1988) through September 30, 2003 are unaudited, however, in the opinion of AutoImmune Inc. (“AutoImmune” or the “Company”), these interim data include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Company’s Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net income (loss):
As reported	$(245,000)	$(155,000)	$(638,000)	$736,000
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(31,000)	(11,000)	(57,000)	(77,000)

Pro forma	$(276,000)	$(166,000)	$(695,000)	$659,000

Net income (loss) per share - basic:
As reported	$(0.01)	$(0.01)	$(0.04)	$0.04
Pro forma	(0.02)	(0.01)	(0.04)	0.04
Net income (loss) per share - diluted:
As reported	$(0.01)	$(0.01)	$(0.04)	$0.04
Pro forma	(0.02)	(0.01)	(0.04)	0.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2003: no dividend yield for all years; expected volatility of 70% for 2002 and 75% for 2003, risk free interest rates ranging from 1.62% to 4.49% and a weighted average expected option term ranging from 2.6 to 6 years. Because additional option grants are expected to be made in the future, the pro forma impact on the three and nine month periods ended September 30, 2003 is not representative of the pro forma effects which may be expected in future periods.

3.	Net Loss Per Share - Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. Shares used to compute diluted earnings per share for the three month periods ended September 30, 2002 and 2003 excluded 168,559 and 403,917 common share equivalents, respectively, as their inclusion would have been anti-dilutive. Shares used to compute diluted earnings per share for the nine month period ended September 30, 2002 excluded 101,546 common share equivalents, as their inclusion would have been anti-dilutive. For the nine month period ended September 30, 2003, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options with exercise prices less than the average market value of the common stock. At September 30, 2003, stock options to purchase 576,483 weighted shares of common stock were outstanding with exercise prices greater than the fair value of the common stock and accordingly, were excluded from the calculation of diluted net income per share.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.	Cash Equivalents and Marketable Securities

The following is a summary of cash equivalents held by the Company. Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2002 and September 30, 2003:

	December 31, 2002	September 30, 2003
Money market	$5,024,000	$2,385,000

	$5,024,000	$2,385,000

The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2002 and September 30, 2003:

	Maturity Term	Fair value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2002
U.S. Government debt securities	within 1 year	$4,985,000	$4,000	$—	$4,981,000

September 30, 2003
U.S. Government debt securities	within 1 year	$2,969,000	$2,000	$—	$2,967,000
U.S. Government debt securities	Between 1 and 2 years	$2,060,000	$—	$—	$2,060,000
Corporate debt securities	Within 1 year	$3,426,000	$—	$—	$3,426,000

		$8,455,000	$2,000	$—	$8,453,000

Gross realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 2002 and 2003 were not significant.

Marketable securities which were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

Colloral LLC is a joint venture created in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral®, a product for nutritional support of patients with rheumatoid arthritis. AutoImmune’s interest in Colloral LLC is greater than 50% but AutoImmune does not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. In 2002 AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and is committed to providing additional amounts, which additional amounts are refundable if the Board determines that they are no longer needed. In September 2003, AutoImmune and Deseret each contributed $25,000 to support a sales and marketing initiative. AutoImmune is not obligated to make additional capital commitments, but may do so in the future.

The investment was initially recorded by AutoImmune at the carrying value of the contributed assets which was $0 and was increased to reflect the cash contribution paid in September 2003. Profits and losses will be allocated in accordance with the joint venture agreement. The Company’s equity in prior accumulated net losses is greater than $25,000,

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

therefore, the additional investment has been reduced by the full $25,000. Under equity accounting, AutoImmune will not recognize a gain on this investment until AutoImmune’s share of the profits of Colloral LLC exceeds its share of the cumulative losses. As of September 30, 2003, Colloral has not generated any profit; therefore, the investment is carried at $0.

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

In the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. The components of comprehensive income (loss) consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2003	2002	2003
Net income (loss)	$(245,000)	$(155,000)	$(638,000)	$736,000
Unrealized gain (loss) on investments	—	1,000	—	(2,000)

Comprehensive income (loss)	$(245,000)	$(154,000)	$(638,000)	$734,000

8.	Indemnification

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities (“VIE”), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIE created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company believes Colloral LLC might be considered a VIE and has included transitional disclosures required by FIN 46. The Company is currently assessing the impact that the adoption of FIN 46 will have on its financial position and results of operation.

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

Since its inception through September 30, 2003, the Company has incurred ongoing losses from operations and has cumulative losses as of September 30, 2003 totaling $107,623,000. To date, the Company has not recorded any revenue from the sale of products. Revenues recorded through September 30, 2003 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected the Company’s revenues and income from continuing operations.

In August 2002, the Company and Deseret Laboratories, Inc. entered into a joint venture by forming an entity called Colloral LLC to manufacture, market and sell Colloral as a nutraceutical. The Company’s interest in Colloral LLC is greater than 50%, but the Company does not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. To the extent that Colloral LLC generates revenues in excess of cumulative losses, the Company will record income. In February 2003, Colloral LLC began marketing Colloral through direct mail solicitation of individuals who had previously expressed interest in obtaining the product. It is anticipated that sales channels and promotional support will be expanded in the future, but there can be no assurance that the Company will derive income from this arrangement. Accordingly, the Company may continue to incur substantial losses.

Three and Nine Month Periods Ended September 30, 2002 and 2003

Revenue was $18,000 and $25,000 for the three month periods ended September 30, 2002 and 2003, respectively. Revenue was $48,000 and $1,415,000 for the nine month periods ended September 30, 2002 and 2003, respectively. In the first quarter of 2003, revenue was comprised of a $1,500,000 payment by a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease net of warrants valued at $155,000 granted to Elan and monthly license payments from BioMS Medical Corporation (“BioMS”). The revenue in 2002 and the remainder of 2003 was comprised of monthly license payments from BioMS. The payment from Elan was the third and final payment pursuant to the agreement entered into between Elan and the Company dated effective January 29, 2000. Under the terms of this agreement, AutoImmune and BWH have indemnified Elan against any claim, demand or action arising from any misrepresentation made to Elan about patent rights and warranties.

AUTOIMMUNE INC.

Research and development expenses were $211,000 and $70,000 for the three month periods ended September 30, 2002 and 2003, respectively. The decrease is due to the timing of patent related legal costs. Research and development expenses were $329,000 and $241,000 for the nine month periods ended September 30, 2002 and 2003, respectively. The decrease is due to the timing of patent related legal costs and offset by the amount of contractual payments to The Brigham and Women’s Hospital under a research and development agreement, including $75,000 of the payment received from Elan in the first quarter of 2003.

General and administrative expenses were $100,000 and $114,000 for the three month periods ended September 30, 2002 and 2003, respectively. General and administrative expenses were $506,000 and $508,000 for the nine month periods ended September 30, 2002 and 2003, respectively. The increase is due to higher insurance costs offset by a decrease in professional service expenses.

Interest income was $48,000 and $29,000 for the three month periods ended September 30, 2002 and 2003, respectively. Interest income was $149,000 and $95,000 for the nine month periods ended September 30, 2002 and 2003, respectively. The decrease is due to a lower average return on investment.

Liquidity and Capital Resources

The Company’s needs for funds have historically fluctuated from period to period as it has increased or decreased the scope of its research and development activities. Since inception, the Company has funded these needs almost entirely through sales of its equity securities. Its current needs have been significantly reduced as a result of the termination of AutoImmune’s direct research, development activities, all full-time employees and certain other operating expenses in 1999.

As of October 2003, the Company had renewed its contractual obligation to The Brigham and Women’s Hospital to sponsor research. In addition, the Company holds an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral as a nutraceutical. In September 2003, the Company and Deseret each contributed $25,000 to support a sales and marketing initiative. The Company has no obligation to make additional capital contributions to Colloral LLC, but may do so in the future. To the extent that Colloral LLC generates income in excess of cumulative losses, the Company may receive a cash distribution.

The Company’s working capital and capital requirements will depend on numerous factors, including the strategic direction that the Company and its shareholders choose, the level of resources that the Company devotes to the development of its patented products, the extent to which it proceeds by means of collaborative relationships with pharmaceutical or nutraceutical companies and its competitive environment. Based upon its budget for the calendar years 2003 and current expectations for future years, the Company believes that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet the Company’s operating expenses and capital requirements for at least five years. At the appropriate time, the Company may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, the Company will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify its business strategy. Such a reduction would have a material adverse effect on the Company.

In order to preserve principal and maintain liquidity, the Company’s funds are currently invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of September 30, 2003, the Company’s cash and cash equivalents and marketable securities totaled $10,864,000. Current liabilities at September 30, 2003 were $118,000.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities (“VIE”), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIE created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company believes Colloral LLC would be considered a VIE and has included transitional disclosures required by FIN 46. The Company is currently assessing the impact that the adoption of FIN 46 will have on its financial position and results of operation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has invested all of its cash in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, the Company does not believe that it has material exposure to interest rate or market risk.

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon this evaluation, the Company’s Chief Executive Officer and Director of Finance and Treasurer conclude that, as of September 30, 2003, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and  15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

AUTOIMMUNE INC.

PART II—OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a) – Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

10.1	Amendment to the Research and Development Agreement between The Brigham and Women’s Hospital, Inc. and AutoImmune Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Director of Finance and Treasurer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Director of Finance and Treasurer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Item 6(b) – Reports on Form 8-K

A Form 8-K was filed on August 11, 2003 to furnish the Company’s issuance of a press release on August 7, 2003 announcing its financial results for the quarter ended June 30, 2003. No other Form 8-K has been filed during the quarter for which this report is filed.

AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: November 13, 2003	/s/ ROBERT C. BISHOP

Robert C. Bishop Chairman and Chief Executive Officer

/s/ HEATHER A. ELLERKAMP

Heather A. Ellerkamp Director of Finance and Treasurer