Form 10-Q
period 2004-03-31
AUTOIMMUNE INC
filed 2004-05-12
CIK 879106

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004	Commission File No. 0-20948

AUTOIMMUNE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-348-9062
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Number of shares outstanding of the registrant’s Common Stock as of April 30, 2004:

Common Stock, par value $.01	16,919,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED MARCH 31, 2004

Page Number
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Balance Sheet December 31, 2003 and March 31, 2004	2

Statement of Operations for the three months ended March 31, 2003 and 2004 and for the period from September 9, 1988 (date of inception) to March 31, 2004	3

Statement of Cash Flows for the three months ended March 31, 2003 and 2004 and for the period from September 9, 1988 (date of inception) to March 31, 2004	4

Notes to the Unaudited Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	11

Item 4 - Controls and Procedures	11

PART II - OTHER INFORMATION

Item 5(a) - Other Information	12

Item 6(a) - Exhibits	12

Item 6(b) – Reports on Form 8-K	12

Signatures	13

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

BALANCE SHEET

(Unaudited)

	December 31, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,280,000	$3,470,000
Marketable securities	8,464,000	7,014,000
Prepaid expenses and other current assets	35,000	144,000

Total current assets	10,779,000	10,628,000
Other assets	—	—

	$10,779,000	$10,628,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,000	$49,000
Accrued professional fees	73,000	50,000

Total current liabilities	84,000	99,000

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2003 and March 31, 2004	169,000	169,000
Additional paid-in capital	118,257,000	118,257,000
Deficit accumulated during the development stage	(107,735,000)	(107,903,000)
Accumulated other comprehensive income	4,000	6,000

Total stockholders’ equity	10,695,000	10,529,000

	$10,779,000	$10,628,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Period from inception (September 9, 1988) through March 31, 2004
	March 31, 2003	March 31, 2004
Revenue:
License rights	$1,367,000	$30,000	$6,903,000
Option fees	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	955,000

Total revenues	1,367,000	30,000	10,058,000

Costs and expenses:
Research and development:
Related party	90,000	15,000	19,938,000
All other	48,000	43,000	92,063,000
General and administrative	230,000	171,000	18,360,000

Total costs and expenses	368,000	229,000	130,361,000

Total operating income (loss)	999,000	(199,000)	(120,303,000)

Interest income	34,000	31,000	12,832,000
Interest expense	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	—	—	(25,000)
Other expense	—	—	(100,000)

Net income (loss)	$1,033,000	$(168,000)	$(107,899,000)

Net income (loss) per share-basic	$0.06	$(0.01)

Net income (loss) per share-diluted	$0.06	$(0.01)

Weighted average common shares outstanding-basic	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	17,073,834	16,919,623

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended		Period from inception (September 9, 1988) through March 31, 2004
	March 31, 2003	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$1,033,000	$(168,000)	$(107,899,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable covertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	155,000	—	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in capitalized patent costs	—	—	563,000
Impairment of investment valuation	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	25,000
(Increase) decrease in prepaid expenses and other current assets	(9,000)	(109,000)	(144,000)
Increase (decrease) in accounts payable	(14,000)	38,000	49,000
Increase (decrease) in accrued expenses	3,000	(23,000)	50,000

Net cash provided (used) by operating activities	1,168,000	(262,000)	(101,752,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(2,976,000)	(1,971,000)	(318,645,000)
Proceeds from sale/maturity of available-for-sale marketable securities	2,975,000	3,423,000	300,626,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in Oragen	—	—	(100,000)
Investment in Colloral LLC	—	—	(25,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided (used) by investing activities	(1,000)	1,452,000	(12,803,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase in cash and cash equivalents	1,167,000	1,190,000	3,470,000
Cash and cash equivalents, beginning of period	5,033,000	2,280,000	—

Cash and cash equivalents, end of period	$6,200,000	$3,470,000	$3,470,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of March 31, 2004, for the three month periods ended March 31, 2003 and 2004 and for the period from inception (September 9, 1988) through March 31, 2004 are unaudited, however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.	Stock Compensation

We account for employee and qualified director stock-based compensation using the intrinsic based method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. We apply the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value of the common stock at the grant date. Had compensation cost been determined based on the fair value at the time of grant consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2004
Net income (loss):
As reported	$1,033,000	$(168,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(71,000)	(11,000)

Pro forma	$962,000	$(179,000)

Net income (loss) per share – basic:
As reported	$0.06	$(0.01)
Pro forma	0.06	(0.01)

Net income (loss) per share – diluted:
As reported	$0.06	$(0.01)
Pro forma	0.06	(0.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: no dividend yield; expected volatility of 75%, risk free interest rates ranging from 1.62% to 2.34% and a weighted average expected option term ranging from 3 to 6 years. For the three month period ended March 31, 2004, there were no option grants. Because additional option grants are expected to be made in the future, the pro forma impact on the three month period ended March 31, 2004 is not representative of the pro forma effects which may be expected in future periods.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three month period ended March 31, 2004, shares used to compute diluted earnings per share excluded 621,050 common share equivalents, as their inclusion would have been anti-dilutive. For the three month period ended March 31, 2003, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options with exercise prices less than the average market value of the common stock. For the three month period ended March 31, 2003, stock options and warrants to purchase 1,095,869 weighted shares of common stock were outstanding with exercise prices greater than the fair value of the common stock and accordingly, were excluded from the calculation of diluted net income per share.

4.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2003 and March 31, 2004, and were primarily invested in a money market account as of December 31, 2003 and March 31, 2004.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2003 and March 31, 2004:

	Maturity Term	Fair value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2003:
U.S. Government debt securities	Within 1 year	$5,028,000	$4,000	$—	$5,024,000
Corporate debt securities	Within 1 year	3,436,000	—	—	3,436,000

		$8,464,000	$4,000	$—	$8,460,000

March 31, 2004:
U.S. Government debt securities	within 1 year	$3,979,000	$3,000	$—	$3,976,000
U.S. Government debt securities	Between 1 and 2 years	2,038,000	3,000	—	2,035,000
Corporate debt securities	Within 1 year	997,000	—	—	997,000

		$7,014,000	$6,000	$—	$7,008,000

All of our marketable securities were classified as current at December 31, 2003 and March 31, 2004 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three month periods ended March 31, 2003 and 2004 were not significant.

Marketable securities that were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

Colloral LLC is a joint venture created in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral®, a product for nutritional support of patients with rheumatoid arthritis. Our interest in Colloral LLC is greater than 50% but AutoImmune does not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. In 2002 AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and is committed to providing additional amounts, which additional amounts are refundable if the board of directors of Colloral LLC determines that the money is no longer needed. In September 2003, AutoImmune and Deseret each made an additional capital contribution of $25,000 to Colloral LLC to support a sales and marketing initiative. We are not obligated to make additional capital contributions, but may do so in the future.

We initially recorded the investment in Colloral at a cost of $0 and increased it to reflect the cash contribution paid in September 2003. Profits and losses will be allocated in accordance with the joint venture agreement. Our equity in prior accumulated net losses is greater than $25,000, therefore, the additional investment has been reduced by the full $25,000. Under equity accounting, we will not recognize equity income from this investment until our share of the profits of Colloral LLC exceeds our share of the cumulative losses. As of March 31, 2004, Colloral LLC has not generated any profit; therefore, the investment is carried at $0.

Our interest in OraGen Corporation (“OraGen”) is less than 20% and is accounted for under the cost method. In 2002, we reduced our value of this investment to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. announced it had acquired the assets of OraGen. As of March 31, 2004, the total amount and timing of distributions we expect to receive is unknown. We will recognize a gain on this investment as distributions from this sale are paid to us.

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

In the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. The components of comprehensive income (loss) consisted of the following:

	For the three months ended March 31,
	2003	2004
Net income (loss)	$1,033,000	$(168,000)
Change in unrealized gain (loss) on investments	(4,000)	2,000

Comprehensive income (loss)	$1,029,000	$(166,000)

8.	Indemnification

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51.” In December 2003, the FASB issued FIN No. 46R. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary. We have adopted FIN No. 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The adoption of FIN No. 46R did not have any effect on our financial condition or results from operations.

AUTOIMMUNE INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to, our extremely limited operations, the uncertainties of clinical trial results and product development efforts, our dependence on third parties for licensing and other revenue and risks of technological change and competition. These factors are more fully discussed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section “Business-Factors to be Considered.” The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report.

From our inception through March 31, 2004, the Company has incurred ongoing losses from operations and has cumulative losses as of March 31, 2004 totaling $107,899,000. To date, we have not recorded any revenue from the sale of products. Revenues recorded through March 31, 2004 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected the Company’s revenues and income from continuing operations.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral as a nutritional supplement. Our interest in Colloral LLC is greater than 50%, and we actively participate in its management, but we do not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. To the extent that Colloral LLC generates revenues in excess of cumulative losses, we will record income. In February 2003, Colloral LLC began marketing Colloral through direct mail solicitation of individuals who had previously expressed interest in obtaining the product. In September 2003, AutoImmune and Deseret each made an additional capital contribution of $25,000 to support sales and marketing initiatives. In the third quarter of 2003, Colloral LLC began market testing in geographically limited areas several approaches to increasing sales. It is anticipated that sales channels and promotional support for Colloral will be expanded in the future, but there can be no assurance that we will derive income from this arrangement. Accordingly, we may continue to incur substantial losses. Sales of Colloral by the joint venture to date were not significant.

Three Month Periods Ended March 31, 2003 and 2004

Revenue was $1,367,000 and $30,000 for the three month periods ended March 31, 2003 and 2004, respectively. In the first quarter of 2003, revenue was comprised of a $1,500,000 payment by a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease net of warrants valued at $155,000 granted to Elan and monthly license payments from BioMS Medical Corporation (“BioMS”). The revenue in 2004 was comprised of monthly license payments from BioMS. The 2003 payment from Elan was the third and final payment pursuant to the agreement entered into between Elan and the Company dated effective January 29, 2000. Under the terms of this agreement, AutoImmune and BWH have indemnified Elan against any claim, demand or action arising from any misrepresentation made to Elan about patent rights and warranties.

Research and development expenses were $138,000 and $58,000 for the three month periods ended March 31, 2003 and 2004, respectively. The decrease is due to the amount of contractual payments to The Brigham and Women’s Hospital under a research and development agreement, including $75,000 of the payment received from Elan in the first quarter of 2003 and the timing of patent related legal costs.

AUTOIMMUNE INC.

General and administrative expenses were $230,000 and $171,000 for the three month periods ended March 31, 2003 and 2004, respectively. The decrease is due to the timing of insurance expenses.

Interest income was $34,000 and $31,000 for the three month periods ended March 31, 2003 and 2004, respectively. The decrease is due to a lower average return on investment.

Liquidity and Capital Resources

Our needs for funds have historically fluctuated from period to period as we have increased or decreased the scope of our research and development activities. Since inception, we have funded these needs almost entirely through sales of our equity securities. Our current needs have been significantly reduced as a result of the termination of our direct research, development activities, all full-time employees and other operating expenses in 1999.

As of March 31, 2004, we had an outstanding contractual obligation to The Brigham and Women’s Hospital to sponsor research totaling $12,000. In addition, we hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral as a nutritional supplement. We have no obligation to make additional capital contributions to Colloral LLC, but we may do so in the future. To the extent that Colloral LLC generates income in excess of cumulative losses, we may receive cash distributions.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the three months ended March 31, 2004, we utilized $262,000 of cash to fund operations. The most significant use of cash for the three months ended March 31, 2004 is the result of prepaying our annual insurance premiums for 2004 of which $94,000 is included in prepaid expenses and other current assets. We expect to continue to use our current cash and marketable investments on hand to fund our future operations and development efforts. Based upon our budget for calendar year 2004 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of March 31, 2004, our cash and cash equivalents and marketable securities totaled $10,484,000. Current liabilities at March 31, 2004 were $99,000.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements other than Colloral LLC, our joint venture with Deseret Laboratories, Inc. We currently record no income from Colloral LLC. In the third quarter of 2003, Colloral LLC began market testing in geographically limited areas several approaches to increasing sales. It is anticipated that sales channels and promotional support for Colloral will be expanded in the future, but there is no assurance we will derive income from this arrangement.

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

We believe the following critical accounting policies affect certain judgments and estimates used in the preparation of our financial statements:

Revenue is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, superceded in part by SAB104. Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of products covered by our agreements. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, or royalties on net product sales. We evaluate revenue arrangements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21 Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires that the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery or performance is probable and within our control for any delivered items that have a right of return.

Where we have continuing performance obligations under the terms of a collaborative arrangement or associated with non-refundable license fees, revenue is recognized over the period the Company completes its performance obligations. Under the terms of our agreement with a subsidiary of Elan Plc, AutoImmune and The Brigham and Women’s Hospital have indemnified the subsidiary against any claim, demand or action arising from any misrepresentation made to the subsidiary of Elan Plc about patent rights and warranties, up to the amounts previously received by us under the agreement. We do not consider this a performance obligation that would preclude or defer revenue recognition.

Revenues from milestone and diligence payments related to arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations.

Revenue from service contracts is earned as the related services are performed.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In evaluating whether a decline in fair value below cost basis is other than temporary, we employ a methodology that considers available evidence regarding its marketable securities. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other

AUTOIMMUNE INC.

factors: the duration of the period that, and extent to which, the fair value is less than the cost basis; the financial health of and business outlook for the issuer of the securities, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio, if, among other things, relevant information related to our marketable securities was not publicly available or other factors not considered would have been relevant to the determination of impairment.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51.” In December 2003, the FASB issued FIN No. 46R. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary. We have adopted FIN No. 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The adoption of FIN No. 46R did not have any effect on our financial condition or results from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested all of our cash in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not have material exposure to interest rate or market risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer conclude that, as of March 31, 2004, our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management to allow timely decisions regarding such required disclosures.

There have been no significant changes in the our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that have materially affected our internal control subsequent to March 31, 2004.

AUTOIMMUNE INC.

PART II - OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

Item 5(a) – Other Information

We received a letter dated February 24, 2004 from the Nasdaq Listing Qualification Staff notifying us of its decision, based on its discretionary authority, to delist our securities on March 4, 2004. We appealed the Staff’s decision in a hearing held before the Nasdaq Listing Qualifications Panel on April 1, 2004. Nasdaq has not yet notified us of any decision regarding our appeal.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a) – Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of the Director of Finance and Treasurer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

Item 6(b) – Reports on Form 8-K

A Form 8-K was filed on March 2, 2004 to furnish our press release issued on February 26, 2004 announcing our financial results for the quarter ended December 31, 2003. No other Form 8-K was filed during the first quarter of 2004.

AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: May 12, 2004	/s/ Robert C. Bishop
Robert C. Bishop
Chairman and Chief Executive Officer

/s/ Heather A. Ellerkamp
Heather A. Ellerkamp
Director of Finance and Treasurer