Form 10-Q
period 2004-06-30
AUTOIMMUNE INC
filed 2004-08-12
CIK 879106

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

Number of shares outstanding of the registrant’s Common Stock as of July 31, 2004:

Common Stock, par value $.01	16,919,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED JUNE 30, 2004

Page Number
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Balance Sheet December 31, 2003 and June 30, 2004	2

Statement of Operations for the three and six month periods ended June 30, 2003 and 2004 and for the period from September 9, 1988 (date of inception) to June 30, 2004	3

Statement of Cash Flows for the six months ended June 30, 2003 and 2004 and for the period from September 9, 1988 (date of inception) to June 30, 2004	4

Notes to the Unaudited Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	11

Item 4 – Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6(a) - Exhibits	12

Item 6(b) – Reports on Form 8-K	12

Signatures	13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

BALANCE SHEET

(Unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,280,000	$3,259,000
Marketable securities	8,464,000	7,006,000
Prepaid expenses and other current assets	35,000	81,000

Total current assets	10,779,000	10,346,000

Other assets	—	—

	$10,779,000	$10,346,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,000	$63,000
Accrued professional fees	73,000	65,000

Total current liabilities	84,000	128,000

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2003 and June 30, 2004	169,000	169,000
Additional paid-in capital	118,257,000	118,257,000
Deficit accumulated during the development stage	(107,735,000)	(108,203,000)
Accumulated other comprehensive income	4,000	(5,000)

Total stockholders’ equity	10,695,000	10,218,000

	$10,779,000	$10,346,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended		Period from September 9, 1988 (date of inception) to June 30, 2004
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Revenue:
License rights	$23,000	$30,000	$1,390,000	$60,000	$6,933,000
Option fees	—	—	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000

Total revenues	23,000	30,000	1,390,000	60,000	10,088,000

Costs and expenses:
Research and development:
Related party	15,000	15,000	105,000	30,000	19,953,000
All other	18,000	131,000	66,000	174,000	92,194,000
General and administrative	164,000	214,000	394,000	385,000	18,574,000

Total costs and expenses	197,000	360,000	565,000	589,000	130,721,000

Total operating income (loss)	(174,000)	(330,000)	825,000	(529,000)	(120,633,000)

Interest income	32,000	30,000	66,000	61,000	12,862,000
Interest expense	—	—	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	—	—	—	—	(25,000)
Other expense	—	—	—	—	(100,000)

Net income (loss)	$(142,000)	$(300,000)	$891,000	$(468,000)	$(108,199,000)

Net income (loss) per share-basic	$(0.01)	$(0.02)	$0.05	$(0.03)

Net income (loss) per share-diluted	$(0.01)	$(0.02)	$0.05	$(0.03)

Weighted average common shares outstanding-basic	16,919,623	16,919,623	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	16,919,623	16,919,623	17,183,205	16,919,623

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF CASH FLOWS

(Unaudited)

			Period from September 9, 1988 (date of inception) to June 30, 2004
	Six months ended
	June 30, 2003	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$891,000	$(468,000)	$(108,199,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable covertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	155,000	—	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in capitalized patent costs	—	—	563,000
Impairment of investment valuation	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	25,000
(Increase) decrease in prepaid expenses and other current assets	59,000	(46,000)	(81,000)
Increase (decrease) in accounts payable	6,000	52,000	63,000
Increase (decrease) in accrued expenses	(84,000)	(8,000)	65,000
Increase (decrease) in deferred revenue	3,000	—	—

Net cash provided (used) by operating activities	1,030,000	(470,000)	(101,960,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(2,976,000)	(1,974,000)	(318,648,000)
Proceeds from sale/maturity of available-for-sale marketable securities	4,964,000	3,423,000	300,626,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in Oragen	—	—	(100,000)
Investment in Colloral LLC	—	—	(25,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided (used) by investing activities	1,988,000	1,449,000	(12,806,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases Net proceeds from issuance of mandatorily redeemable	—	—	(2,872,000)
convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase in cash and cash equivalents	3,018,000	979,000	3,259,000

Cash and cash equivalents, beginning of period	5,033,000	2,280,000	—

Cash and cash equivalents, end of period	$8,051,000	$3,259,000	$3,259,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of June 30, 2004, for the three and six month periods ended June 30, 2003 and 2004 and for the period from inception (September 9, 1988) through June 30, 2004 are unaudited, however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2003 included in our Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.	Stock Compensation

We account for employee and qualified director stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. We apply the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value of the common stock at the grant date. Had compensation cost been determined based on the fair value at the time of grant consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net income (loss):
As reported	$(142,000)	$(300,000)	$891,000	$(468,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	5,000	(12,000)	(66,000)	(23,000)

Pro forma	$(137,000)	$(312,000)	$825,000	$(491,000)

Net income (loss) per share – basic:
As reported	$(0.01)	$(0.02)	$0.05	$(0.03)
Pro forma	(0.01)	(0.02)	0.05	(0.03)

Net income (loss) per share – diluted:
As reported	$(0.01)	$(0.02)	$0.05	$(0.03)
Pro forma	(0.01)	(0.02)	0.05	(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2004: no dividend yield; expected volatility of 75%, risk free interest rates ranging from 1.62% to 3.93% and a weighted average expected option term ranging from 3 to 6 years. Because additional option grants are expected to be made in the future, the pro forma impact on the three and six month periods ended June 30, 2004 are not representative of the pro forma effects which may be expected in future periods.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three and six month periods ended June 30, 2004, shares used to compute diluted earnings per share excluded 381,990 and 535,480 common share equivalents, respectively, as their inclusion would have been anti-dilutive. For the three month period ended June 30, 2003, shares used to compute diluted earnings per share excluded 485,353 common share equivalents, as their inclusion would have been anti-dilutive. For the six month period ended June 30, 2003, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options and warrants with exercise prices less than the average market value of the common stock. For the six month period ended June 30, 2003, stock options and warrants to purchase 1,016,105 weighted shares of common stock were outstanding with exercise prices greater than the fair value of the common stock and accordingly, were excluded from the calculation of diluted net income per share.

4.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2003 and June 30, 2004, and were primarily invested in a money market account as of December 31, 2003 and June 30, 2004.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The following is a summary of available-for-sale marketable securities held by the Company at December 31, 2003 and June 30, 2004:

	Maturity Term	Fair value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2003:
U.S. Government debt securities	Within 1 year	$5,028,000	$4,000	$—	$5,024,000
Corporate debt securities	Within 1 year	3,436,000	—	—	3,436,000

		$8,464,000	$4,000	$—	$8,460,000

June 30, 2004:
U.S. Government debt securities	within 1 year	$3,986,000	$—	$(3,000)	$3,989,000
U.S. Government debt securities	Between 1 and 2 years	2,021,000	—	(2,000)	2,023,000
Corporate debt securities	Within 1 year	999,000	—	—	999,000

		$7,006,000	$—	$(5,000)	$7,011,000

All of our marketable securities were classified as current at December 31, 2003 and June 30, 2004 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and six month periods ended June 30, 2003 and 2004 were not significant.

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

We initially recorded the investment in Colloral at a cost of $0 and increased it to reflect the cash contribution paid in September 2003. Profits and losses will be allocated in accordance with the joint venture agreement. Our equity in prior accumulated net losses is greater than $25,000, therefore, the additional investment has been reduced by the full $25,000. Under equity accounting, we will not recognize equity income from this investment until our share of the profits of Colloral LLC exceeds our share of the cumulative losses. As of June 30, 2004, Colloral LLC has not generated any profit; therefore, the investment is carried at $0.

Our interest in OraGen Corporation (“OraGen”) is less than 20% and is accounted for under the cost method. In 2002, we reduced our value of this investment to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. announced it had acquired the assets of OraGen. As of June 30, 2004, the total amount and timing of distributions we expect to receive is unknown. We will recognize a gain on this investment as distributions from this sale are paid to us.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

6.	License Revenue and Warrant

In March 2003, we received a $1,500,000 payment from a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease. The payment from Elan was the third and final payment pursuant to an agreement between Elan and AutoImmune dated effective January 29, 2000. In conjunction with receiving the payment, we issued a warrant to Elan to purchase 375,000 shares of our common stock at $0.73 per share. The warrant expires five years from the date of issuance. Therefore, the valuation of these warrants, as determined by the Black-Scholes method, of $155,000 was recorded as an offset to revenue during the first quarter of 2003. In addition, we paid The Brigham and Women’s Hospital (“BWH”) $75,000. This amount represents a portion of the cash payment received from the Elan as required under the current research and development agreement with BWH.

7.	Accumulated Other Comprehensive Income

In the first quarter of 1998, we adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires disclosure of comprehensive income and its components in interim and annual reports. The components of comprehensive income (loss) consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004
Net income (loss)	$(142,000)	$(300,000)	$891,000	$(468,000)
Change in unrealized gain (loss) on investments	1,000	(11,000)	(3,000)	(9,000)

Comprehensive income (loss)	$(141,000)	$(311,000)	$888,000	$(477,000)

8.	Indemnification

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, in connection with any U.S. patent, any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments that could be required under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal.

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

From our inception through June 30, 2004, we have incurred ongoing losses from operations and have cumulative losses as of June 30, 2004 totaling $108,199,000. To date, we have not recorded any revenue from the sale of products. Revenues recorded through June 30, 2004 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral®, a product for nutritional support of patients with rheumatoid arthritis, as a nutritional supplement. Our interest in Colloral LLC is greater than 50%, and we actively participate in its management, but we do not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. To the extent that Colloral LLC generates revenues in excess of cumulative losses, we will record income. In February 2003, Colloral LLC began marketing Colloral through direct mail solicitation of individuals who had previously expressed interest in obtaining the product. In September 2003, AutoImmune and Deseret each made an additional capital contribution of $25,000 to support sales and marketing initiatives. In the third quarter of 2003, Colloral LLC began market testing in geographically limited areas several approaches to increasing sales. It is anticipated that sales channels and promotional support for Colloral will be expanded in the future, but there can be no assurance that we will derive income from this arrangement. Accordingly, we may continue to incur substantial losses. Sales of Colloral by Colloral LLC to-date were not significant.

Three and Six Month Periods Ended June 30, 2003 and 2004

Revenue was $23,000 and $30,000 for the three month periods ended June 30, 2003 and 2004, respectively. Revenue was $1,390,000 and $60,000 for the six month periods ended June 30, 2003 and 2004, respectively. In the first quarter of 2003, revenue was comprised of a $1,500,000 payment by a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease net of warrants valued at $155,000 granted to Elan and monthly license payments from BioMS Medical Corporation (“BioMS”). The revenue in 2004 and the remainder in 2003 was comprised of monthly license payments from BioMS. The 2003 payment from Elan was the third and final payment pursuant to the agreement entered into between Elan and AutoImmune dated effective January 29, 2000. Under the terms of this agreement, AutoImmune and The Brigham and Women’s Hospital have indemnified Elan against any claim, demand or action arising from any misrepresentation made to Elan about patent rights and warranties.

Research and development expenses were $33,000 and $146,000 for the three month periods ended June 30, 2003 and 2004, respectively. The increase is due to the timing of patent related legal costs. Research and development expenses were $171,000 and $204,000 for the six month periods ended June 30, 2003 and 2004, respectively. The increase is due to the timing of patent related legal costs partially offset by the

AUTOIMMUNE INC.

amount of contractual payments to The Brigham and Women’s Hospital under a research and development agreement, including $75,000 of the payment received from Elan in the first quarter of 2003.

General and administrative expenses were $164,000 and $214,000 for the three month periods ended June 30, 2003 and 2004, respectively. The increase is due to the timing of insurance expenses and an increase in legal costs associated with the appeal of the notice of delisting of our securities we received in February 2004 from the Nasdaq Listing Qualifications Staff. General and administrative expenses were $394,000 and $385,000 for the six month periods ended June 30, 2003 and 2004, respectively. The decrease is due to the timing of insurance expenses partially offset by an increase in legal costs associated with the appeal of the notice of delisting we received in February 2004 from the Nasdaq Listing Qualifications Staff.

Interest income was $32,000 and $30,000 for the three month periods ended June 30, 2003 and 2004, respectively. Interest income was $66,000 and $61,000 for the six month periods ended June 30, 2003 and 2004, respectively. The decrease is due to a lower average balance of cash and marketable securities available for investment.

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

We hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral as a nutritional supplement. We have no obligation to make additional capital contributions to Colloral LLC, but we may do so in the future. To the extent that Colloral LLC generates income in excess of cumulative losses, we may receive cash distributions from the joint venture.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the six months ended June 30, 2004, we utilized $470,000 of cash to fund operations. The most significant uses of cash for the six months ended June 30, 2004 is the result of prepaying our annual insurance premiums for 2004 of which $66,000 is included in prepaid expenses and other current assets as of June 30, 2004 and legal expenses totaling $256,000. We expect to continue to use our current cash and marketable investments on hand to fund our future operations and development efforts. Based upon our budget for calendar year 2004 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of June 30, 2004, our cash and cash equivalents and marketable securities totaled $10,265,000. Current liabilities at June 30, 2004 were $128,000.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our

AUTOIMMUNE INC.

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

Where we have continuing performance obligations under the terms of a collaborative arrangement or associated with non-refundable license fees, we recognize revenue over the period we complete our performance obligations. Under the terms of our agreement with a subsidiary of Elan Plc, AutoImmune and The Brigham and Women’s Hospital have indemnified the subsidiary against any claim, demand or action arising from any misrepresentation made to the subsidiary of Elan Plc about patent rights and warranties, up to the amounts previously received by us under the agreement. We do not consider this a performance obligation that would preclude or defer revenue recognition.

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

AUTOIMMUNE INC.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer conclude that, as of June 30, 2004, our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management to allow timely decisions regarding such required disclosures.

There have been no significant changes in the our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to June 30, 2004.

AUTOIMMUNE INC.

PART II - OTHER INFORMATION

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

Item 6(b) – Reports on Form 8-K

A Form 8-K was filed on May 17, 2004 to furnish our press release issued on May 12, 2004 announcing our financial results for the quarter ended March 31, 2004. A Form 8-K was filed on May 26, 2004 to furnish our press release issued on May 25, 2004 announcing that our securities would be delisted from The Nasdaq SmallCap Market as of the opening of business on Wednesday, May 26, 2004. No other Form 8-K was filed during the second quarter of 2004.

AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: August 12, 2004	/s/ Robert C. Bishop
Robert C. Bishop
Chairman and Chief Executive Officer

/s/ Heather A. Ellerkamp
Heather A. Ellerkamp
Director of Finance and Treasurer