Form 10-Q
period 2004-09-30
AUTOIMMUNE INC
filed 2004-11-12
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004	Commission File No. 0-20948

AUTOIMMUNE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-348-9062
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Number of shares outstanding of the registrant’s Common Stock as of October 31, 2004:

Common Stock, par value $.01	16,919,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED SEPTEMBER 30, 2004

Page Number
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Balance Sheet December 31, 2003 and September 30, 2004	2

Statement of Operations for the three and nine month periods ended September 30, 2003 and 2004 and for the period from September 9, 1988 (date of inception) to September 30, 2004	3

Statement of Cash Flows for the nine months ended September 30, 2003 and 2004 and for the period from September 9, 1988 (date of inception) to September 30, 2004.	4

Notes to the Unaudited Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	11

Item 4 – Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6(a) - Exhibits	12

Item 6(b) – Reports on Form 8-K	12

Signatures	13

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

BALANCE SHEET

(Unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,280,000	$7,131,000
Marketable securities	8,464,000	3,003,000
Prepaid expenses and other current assets	35,000	90,000

Total current assets	10,779,000	10,224,000

Other assets	—	—

	$10,779,000	$10,224,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,000	$21,000
Accrued professional fees	73,000	80,000

Total current liabilities	84,000	101,000

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2003 and September 30, 2004	169,000	169,000
Additional paid-in capital	118,257,000	118,257,000
Deficit accumulated during the development stage	(107,735,000)	(108,299,000)
Accumulated other comprehensive income (loss)	4,000	(4,000)

Total stockholders’ equity	10,695,000	10,123,000

	$10,779,000	$10,224,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2004
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Revenue:
License rights	$25,000	$33,000	$1,415,000	$93,000	$6,966,000
Option fees	—	—	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000

Total revenues	25,000	33,000	1,415,000	93,000	10,121,000

Costs and expenses:
Research and development:
Related party	15,000	3,000	120,000	33,000	19,956,000
All other	55,000	52,000	121,000	226,000	92,246,000
General and administrative	114,000	109,000	508,000	494,000	18,683,000

Total costs and expenses	184,000	164,000	749,000	753,000	130,885,000

Total operating income (loss)	(159,000)	(131,000)	666,000	(660,000)	(120,764,000)

Interest income	29,000	35,000	95,000	96,000	12,897,000
Interest expense	—	—	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	(25,000)	—	(25,000)	—	(25,000)
Other expense	—	—	—	—	(100,000)

Net income (loss)	$(155,000)	$(96,000)	$736,000	$(564,000)	$(108,295,000)

Net income (loss) per share-basic	$(0.01)	$(0.01)	$0.04	$(0.03)

Net income (loss) per share-diluted	$(0.01)	$(0.01)	$0.04	$(0.03)

Weighted average common shares outstanding-basic	16,919,623	16,919,623	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	16,919,623	16,919,623	17,242,475	16,919,623

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2004
	September 30, 2003	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$736,000	$(564,000)	$(108,295,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable covertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	155,000	—	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in capitalized patent costs	—	—	563,000
Impairment of investment valuation	—	—	100,000
Equity in net loss of unconsolidated affiliate	25,000	—	25,000
(Increase) decrease in prepaid expenses and other current assets	26,000	(55,000)	(90,000)
Increase (decrease) in accounts payable	(14,000)	10,000	21,000
Increase (decrease) in accrued expenses	(55,000)	7,000	80,000

Net cash provided (used) by operating activities	873,000	(602,000)	(102,092,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(11,419,000)	(1,931,000)	(318,605,000)
Proceeds from sale/maturity of available-for-sale marketable securities	7,947,000	7,384,000	304,587,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in Oragen	—	—	(100,000)
Investment in Colloral LLC	(25,000)	—	(25,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided (used) by investing activities	(3,497,000)	5,453,000	(8,802,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase in cash and cash equivalents	(2,624,000)	4,851,000	7,131,000
Cash and cash equivalents, beginning of period	5,033,000	2,280,000	—

Cash and cash equivalents, end of period	$2,409,000	$7,131,000	$7,131,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of September 30, 2004, for the three and nine month periods ended September 30, 2003 and 2004 and for the period from inception (September 9, 1988) through September 30, 2004 are unaudited, however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2003 included in our Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income (loss):
As reported	$(155,000)	$(96,000)	$736,000	$(564,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(11,000)	(10,000)	(77,000)	(33,000)

Pro forma	$(166,000)	$(106,000)	$659,000	$(597,000)

Net income (loss) per share – basic:
As reported	$(0.01)	$(0.01)	$0.04	$(0.03)
Pro forma	(0.01)	(0.01)	0.04	(0.04)

Net income (loss) per share – diluted:
As reported	$(0.01)	$(0.01)	$0.04	$(0.03)
Pro forma	(0.01)	(0.01)	0.04	(0.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2004: no dividend yield, expected volatility of 75%, risk free interest rates ranging from 1.62% to 3.93% and a weighted average expected option term ranging from 3 to 6 years. Because additional option grants are expected to be made in the future, the pro forma impact on the three and nine month periods ended September 30, 2004 are not representative of the pro forma effects which may be expected in future periods.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three and nine month periods ended September 30, 2004, shares used to compute diluted earnings per share excluded 263,519 and 454,715 common share equivalents, respectively, as their inclusion would have been anti-dilutive. For the three month period ended September 30, 2003, shares used to compute diluted earnings per share excluded 594,478 common share equivalents, as their inclusion would have been anti-dilutive. For the nine month period ended September 30, 2003, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options and warrants with exercise prices less than the average market value of the common stock. For the nine month period ended September 30, 2003, stock options and warrants to purchase 952,452 weighted shares of common stock were outstanding with exercise prices greater than the fair value of the common stock and, accordingly, were excluded from the calculation of diluted net income per share.

4.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2003 and September 30, 2004, and were primarily invested in a money market account.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The following is a summary of available-for-sale marketable securities held by AutoImmune at December 31, 2003 and September 30, 2004:

	Maturity Term	Fair value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2003:
U.S. Government debt securities	Within 1 year	$5,028,000	$4,000	$—	$5,024,000
Corporate debt securities	Within 1 year	3,436,000	—	—	3,436,000

		$8,464,000	$4,000	$—	$8,460,000

September 30, 2004:
U.S. Government debt securities	within 1 year	$995,000	$—	$(2,000)	$997,000
U.S. Government debt securities	Between 1 and 2 years	2,008,000	—	(2,000)	2,010,000

		$3,003,000	$—	$(4,000)	$3,007,000

All of our marketable securities were classified as current at December 31, 2003 and September 30, 2004 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 2003 and 2004 were not significant.

Marketable securities that were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

Colloral LLC is a joint venture created in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral®, a product for nutritional support of patients with rheumatoid arthritis. Our interest in Colloral LLC is greater than 50%, but AutoImmune does not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. In 2002 AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and is committed to providing additional amounts, which additional amounts are refundable if the board of directors of Colloral LLC determines that the money is no longer needed. In September 2003, AutoImmune and Deseret each made an additional capital contribution of $25,000 to Colloral LLC to support a sales and marketing initiative. We are not obligated to make additional capital contributions, but may do so in the future.

We initially recorded the investment in Colloral at a cost of $0 and increased it to reflect the cash contribution paid in September 2003. Profits and losses will be allocated in accordance with the joint venture agreement. Our equity in prior accumulated net losses at September 30, 2003 was greater than $25,000, therefore, the additional investment has been reduced by the full $25,000. Under equity accounting, we will not recognize equity income from this investment until our share of the profits of Colloral LLC exceeds our share of the cumulative losses. As of September 30, 2004, Colloral LLC has not generated any profit. Therefore, the investment is carried at $0.

We have an interest in OraGen Corporation (“OraGen”) that is less than 20% of its common stock and is accounted for under the cost method. In 2002, we reduced our value of this investment to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. As of September 30, 2004, the total amount and timing of distributions we expect to receive from OraGen is unknown. We will recognize a gain on this investment if and when distributions from this sale are paid to us.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

6.	License Revenue and Warrant

In March 2003, we received a $1,500,000 payment from a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease. The payment from Elan was the third and final payment pursuant to an agreement between Elan and AutoImmune dated effective January 29, 2000. In conjunction with receiving the payment, we issued a warrant to Elan to purchase 375,000 shares of our common stock at $0.73 per share. The warrant expires five years from the date of issuance. Therefore, the valuation of these warrants, as determined by the Black-Scholes method, of $155,000 was recorded as an offset to revenue during the first quarter of 2003. In addition, we paid $75,000 of the cash payment received from Elan to The Brigham and Women’s Hospital (“BWH”) as required under the current research and development agreement with BWH.

7.	Accumulated Other Comprehensive Income

The components of comprehensive income (loss) consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
Net income (loss)	$(155,000)	$(96,000)	$736,000	$(564,000)
Change in unrealized gain (loss) on investments	1,000	1,000	(2,000)	(8,000)

Comprehensive income (loss)	$(154,000)	$(95,000)	$734,000	$(572,000)

8.	Indemnification

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

From our inception through September 30, 2004, we have incurred ongoing losses from operations and have cumulative losses as of September 30, 2004 totaling $108,295,000. To date, we have not recorded any revenue from the sale of products. Revenues recorded through September 30, 2004 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

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

Three and Nine Month Periods Ended September 30, 2003 and 2004

Revenue was $25,000 and $33,000 for the three month periods ended September 30, 2003 and 2004, respectively. Revenue was $1,415,000 and $93,000 for the nine month periods ended September 30, 2003 and 2004, respectively. In the first quarter of 2003, revenue was comprised of a $1,500,000 payment by a subsidiary of Elan Plc (“Elan”) for the purchase of certain patent rights related to Alzheimer’s disease net of warrants valued at $155,000 granted to Elan and monthly license payments from BioMS Medical Corporation (“BioMS”). The revenue in 2004 and the remainder in 2003 was comprised of monthly license payments from BioMS. The 2003 payment from Elan was the third and final payment pursuant to the agreement entered into between Elan and AutoImmune dated effective January 29, 2000. Under the terms of this agreement, AutoImmune and The Brigham and Women’s Hospital have indemnified Elan against any claim, demand or action arising from any misrepresentation made to Elan about patent rights and warranties.

Research and development expenses were $70,000 and $55,000 for the three month periods ended September 30, 2003 and 2004, respectively. The decrease is due to the timing of patent related legal costs and the non-renewal of the current fiscal year contract with The Brigham and Womens Hospital.

AUTOIMMUNE INC.

Research and development expenses were $241,000 and $259,000 for the nine month periods ended September 30, 2003 and 2004, respectively. The increase is due to the timing of patent related legal costs partially offset by the amount of contractual payments to The Brigham and Women’s Hospital under a research and development agreement, including $75,000 of the payment received from Elan in the first quarter of 2003.

General and administrative expenses were $114,000 and $109,000 for the three month periods ended September 30, 2003 and 2004, respectively. The decrease is the result of funding provided to the New York Academy of Sciences for its meeting in October 2003 and to the timing of insurance expenses offset by an decrease in general legal expenses. General and administrative expenses were $508,000 and $494,000 for the nine month periods ended September 30, 2003 and 2004, respectively. The decrease is the result of funding provided to the New York Academy of Sciences for its meeting in October 2003 and to the timing of insurance expenses partially offset by an increase in legal costs associated with the appeal of the notice of delisting we received in February 2004 from the Nasdaq Listing Qualifications Staff.

Interest income was $29,000 and $35,000 for the three month periods ended September 30, 2003 and 2004, respectively. Interest income was $95,000 and $96,000 for the nine month periods ended September 30, 2003 and 2004, respectively. The increase is due to a slightly higher average return on investment offset partially by a lower average balance of cash and marketable securities available for investment.

Liquidity and Capital Resources

Our needs for funds have historically fluctuated from period to period as we have increased or decreased the scope of our research and development activities. Since inception, we have funded these needs almost entirely through sales of our equity securities. Our current needs have been significantly reduced as a result of the termination of our direct research, development activities, all full-time employees and other sources of operating expenses in 1999.

We hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral as a nutritional supplement. We have no obligation to make additional capital contributions to Colloral LLC, but we may do so in the future. To the extent that Colloral LLC generates income in excess of cumulative losses, we may receive cash distributions from the joint venture.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the nine months ended June 30, 2004, we utilized $602,000 of cash to fund operations. The most significant uses of cash for the nine months ended September 30, 2004 were the prepayment of our annual insurance premiums for 2004 of which $38,000 is included in prepaid expenses and other current assets as of September 30, 2004 and legal expenses totaling $310,000. We expect to continue to use our current cash and marketable investments on hand to fund our future operations and development efforts. Based upon our budget for calendar year 2004 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of September 30, 2004, our cash and cash equivalents and marketable securities totaled $10,134,000. Current liabilities at September 30, 2004 were $101,000.

AUTOIMMUNE INC.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet arrangents for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements other than Colloral LLC, our joint venture with Deseret Laboratories, Inc. We currently record no income from Colloral LLC. It is anticipated that sales channels and promotional support for Colloral will be expanded in the future, but there is no assurance we will derive income from this arrangement.

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

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In evaluating whether a decline in fair value below cost basis is other than temporary, we employ a methodology that considers available evidence regarding the financial condition of our marketable securities. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than the cost basis; the financial health of and business outlook for the issuer of the securities, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio, if, among other things, relevant information related to our marketable securities was not publicly available or other factors not considered would have been relevant to the determination of impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer conclude that, as of September 30, 2004, our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management to allow timely decisions regarding such required disclosures.

There have been no significant changes in the our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to September 30, 2004.

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

Item 6(b) – Reports on Form 8-K

A Form 8-K was filed on August 13, 2004 to furnish our press release issued on August 11, 2004 announcing our financial results for the quarter ended June 30, 2004. No other Form 8-K was filed during the third quarter of 2004.

AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: November 12, 2004	/s/ Robert C. Bishop
Robert C. Bishop
Chairman and Chief Executive Officer

/s/ Heather A. Ellerkamp
Heather A. Ellerkamp
Director of Finance and Treasurer