Form 10-Q/A
period 2004-06-30
AUTOIMMUNE INC
filed 2004-11-23
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Amendment No. 1)

Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-20948

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, solely to include information in Item 4 of Part II regarding matters submitted to a vote of security holders during the period covered by the original report on Form 10-Q. No other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

AUTOIMMUNE INC.

QUARTER ENDED JUNE 30, 2004

AUTOIMMUNE INC.

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on May 20, 2004.

(b)	The following directors were elected to serve until the next Annual Meeting or until their successors are elected and qualified, by the following votes:

Name	Number of Votes For	Number of Votes Withheld
Robert C. Bishop	16,129,390	154,241
Hugh A. D’Andrade	16,129,148	154,483
Allan R. Ferguson	16,132,748	150,883
R. John Fletcher	16,108,873	174,758

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a) – Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of the Director of Finance and Treasurer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: November 23, 2004	/s/ Robert C. Bishop
Robert C. Bishop
Chairman and Chief Executive Officer

/s/ Heather A. Ellerkamp
Heather A. Ellerkamp
Director of Finance and Treasurer