Form 10-Q
period 2005-03-31
AUTOIMMUNE INC
filed 2005-05-12
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005	Commission File No. 0-20948

AUTOIMMUNE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-348-9062
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Number of shares outstanding of the registrant’s Common Stock as of April 30, 2005:

Common Stock, par value $.01	16,919,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED MARCH 31, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

BALANCE SHEET

(Unaudited)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,996,000	$4,133,000
Marketable securities	—	5,631,000
Prepaid expenses and other current assets	37,000	95,000

Total current assets	10,033,000	9,859,000

Other assets	5,000	—

	$10,038,000	$9,859,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,000	$5,000
Accrued professional fees	85,000	98,000
Deferred revenue	13,000	—

Total current liabilities	108,000	103,000

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2004 and March 31, 2005	169,000	169,000
Additional paid-in capital	118,257,000	118,257,000
Deficit accumulated during the development stage	(108,496,000)	(108,669,000)
Accumulated other comprehensive income (loss)	—	(1,000)

Total stockholders’ equity	9,930,000	9,756,000

	$10,038,000	$9,859,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Period from September 9, 1988 (date of inception) to March 31, 2005
	March 31, 2004	March 31, 2005
Revenue:
License rights	$30,000	$38,000	$7,041,000
Option fees	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	955,000

Total revenues	30,000	38,000	10,196,000

Costs and expenses:
Research and development:
Related party	15,000	3,000	19,962,000
All other	43,000	124,000	92,434,000
General and administrative	171,000	115,000	18,912,000

Total costs and expenses	229,000	242,000	131,308,000

Total operating loss	(199,000)	(204,000)	(121,112,000)

Interest income	31,000	61,000	13,000,000
Interest expense	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	—	(30,000)	(150,000)
Other expense	—	—	(100,000)

Net loss	$(168,000)	$(173,000)	$(108,665,000)

Net loss per share-basic	$(0.01)	$(0.01)

Net loss per share-diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	16,919,623	16,919,623

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended		Period from September 9, 1988 (date of inception) to March 31, 2005
	March 31, 2004	March 31, 2005
Cash flows from operating activities:
Net loss	$(168,000)	$(173,000)	$(108,665,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable covertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in Oragen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	30,000	150,000
(Increase) decrease in prepaid expenses and other current assets	(109,000)	(58,000)	(95,000)
Increase (decrease) in accounts payable	38,000	(5,000)	5,000
Increase (decrease) in accrued expenses	(23,000)	13,000	98,000
Increase (decrease) in deferred revenue	—	(13,000)	—

Net cash used by operating activities	(262,000)	(206,000)	(102,340,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(1,971,000)	(5,632,000)	(324,280,000)
Proceeds from sale/maturity of available-for-sale marketable securities	3,423,000	—	307,637,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in Oragen	—	—	(100,000)
Investment in Colloral LLC	—	(25,000)	(150,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided (used) by investing activities	1,452,000	(5,657,000)	(11,552,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase (decrease) in cash and cash equivalents	1,190,000	(5,863,000)	4,133,000

Cash and cash equivalents, beginning of period	2,280,000	9,996,000	—

Cash and cash equivalents, end of period	$3,470,000	$4,133,000	$4,133,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of March 31, 2005, for the three month periods ended March 31, 2004 and 2005 and for the period from inception (September 9, 1988) through March 31, 2005 are unaudited, however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2004 included in our Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

2.	Stock Compensation

We account for employee and qualified director stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. We apply the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value of the common stock at the grant date. Had compensation cost been determined based on the fair value at the time of grant consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2005
Net loss:
As reported	$(168,000)	$(173,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(11,000)	(8,000)

Pro forma	$(179,000)	$(181,000)

Net loss per share – basic:
As reported	$(0.01)	$(0.01)
Pro forma	(0.01)	(0.01)

Net loss per share – diluted:
As reported	$(0.01)	$(0.01)
Pro forma	(0.01)	(0.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2005: no dividend yield, expected volatility of 75%, risk free interest rates ranging from 3.12% to 4.02% and a weighted average expected option term ranging from 3 to 6 years. Because additional option grants are expected to be made in the future, the pro forma impact on the three month period ended March 31, 2005 are not representative of the pro forma effects which may be expected in future periods.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three month periods ended March 31, 2004 and 2005, shares used to compute diluted earnings per share excluded 1,950,661 stock options and warrants in 2004 and 1,930,100 in 2005, as their inclusion would have been anti-dilutive due to the net losses incurred in these periods.

4.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2004 and March 31, 2005, and were primarily invested in a money market account and U.S. Treasury obligations. As of December 31, 2004, all investments had original maturities of 90 days or less and, therefore, were classified as cash equivalents.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The following is a summary of available-for-sale marketable securities held by us at March 31, 2005:

	Maturity Term	Fair value	Unrealized Gains	Unrealized losses	Amortized cost
March 31, 2005:
U.S. Government debt securities	Within 1 year	$5,631,000	$—	$(1,000)	$5,632,000

		$5,631,000	$—	$(1,000)	$5,632,000

All of our marketable securities were classified as current at December 31, 2004 and March 31, 2005 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three month periods ended March 31, 2004 and 2005 were not significant.

Marketable securities that were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

At March 31, 2005, we had two investments, one in OraGen Corporation and one in Colloral LLC.

OraGen Corporation (“OraGen”) is a private company in which our interest is less than 20% of its common stock and is accounted for under the cost method. In 2002, we determined that the entire value of our investment in OraGen should be reduced to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. As of March 31, 2005, the total amount and timing of distributions we expect to receive is unknown. We will recognize a gain on this investment if and when distributions from this sale are paid to us.

Colloral LLC is a joint venture created in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral®, as a dietary supplement. Our interest in Colloral LLC is greater than 50%, but AutoImmune does not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. In 2002 AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and is committed to providing additional amounts, which additional amounts are refundable if the board of directors of Colloral LLC determines that the money is no longer needed. In September 2003, November 2004 and March 2005, AutoImmune made additional capital contributions of $25,000, $100,000 and $25,000, respectively, to Colloral LLC to support sales and marketing initiatives. We are not obligated to make additional capital contributions, but may do so in the future.

We initially recorded the investment in Colloral at a cost of $0 and increased it to reflect the cash contribution paid in September 2003. Profits and losses will be allocated in accordance with the joint venture agreement. Our equity in prior accumulated net losses at September 30, 2003 was greater than $25,000, therefore, the additional investment has been reduced by the full $25,000. As of December 31, 2004, our previously unrecorded equity in additional prior accumulated net losses was $95,000. Therefore, the $100,000 investment was reduced by $95,000 which was recognized as equity in net loss of unconsolidated affiliate in the fourth quarter of 2004. As of March 31, 2005, our unrecorded equity in prior accumulated net losses was $30,000. Therefore, the $25,000 investment in March 31, 2005 and the remaining balance of $5,000 as of December 31, 2005 was reduced by a total of $30,000 which was recognized as equity in net loss of unconsolidated affiliate. Under equity accounting, we will not recognize equity income from this investment until our share of the profits of Colloral LLC exceeds our share of the unrecognized cumulative losses, if any. As of March 31, 2005, Colloral LLC has not generated any profit. At March 31, 2005, the investment is carried at zero because our cash contributions to date have equaled our share of cumulative losses.

In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. We have submitted a response to the FDA’s letter and hope to have demonstrated that Colloral meets the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC will be unable to market Colloral as a dietary supplement and that Colloral will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

6.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the three months ended March 31,
	2004	2005
Net loss	$(168,000)	$(173,000)
Change in unrealized gain (loss) on investments	2,000	(1,000)

Comprehensive loss	$(166,000)	$(174,000)

7.	Indemnification

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

8.	Recent Accounting Pronouncements

SFAS No. 123R (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the equity award. SFAS No. 123R is required to be adopted commencing with our first quarter of 2006. We are currently evaluating the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006. The pro forma presentation included above under “Stock Compensation” approximates what the impact of SFAS No. 123R would have had on the periods presented.

AUTOIMMUNE INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to, our extremely limited operations, the uncertainties of clinical trial results and product development efforts, our dependence on third parties for licensing and other revenue, our dependence on determinations of regulatory authorities and risks of technological change and competition. These factors are more fully discussed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section “Business-Factors to be Considered.” The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report.

From our inception through March 31, 2005, we have incurred ongoing losses from operations and have cumulative losses as of March 31, 2005 totaling $108,665,000. To date, we have not recorded any revenue from the sale of products. Revenues recorded through March 31, 2005 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. To the extent that Colloral LLC generates revenues in excess of cumulative losses, we will record income. In February 2003, Colloral LLC began marketing Colloral through direct mail solicitation of individuals who had previously expressed interest in obtaining the product. In September 2003, November 2004 and March 2005, AutoImmune made additional capital contributions of $25,000, $100,000 and $25,000, respectively, to support sales and marketing initiatives. In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. If a decision is made to implement this plan, substantial additional contributions to the joint venture will be required, and there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses.

Selected financial data for Colloral, LLC is as follows:

	For the three months ended March 31,
	2004	2005
Statement of Operations Data:
Revenue	5,000	8,000
Net loss	(22,000)	(59,000)

On February 18, 2005, we received a letter from the FDA stating that the FDA has concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. We have submitted a response to the FDA’s letter and hope to have demonstrated that Colloral meets the statutory definition of a dietary supplement. It is possible that Colloral LLC will be unable to market Colloral as a dietary supplement, and that Colloral will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

AUTOIMMUNE INC.

Three Month Periods Ended March 31, 2004 and 2005

Revenue was $30,000 and $38,000 for the three month periods ended March 31, 2004 and 2005, respectively. The revenue in 2004 and 2005 was comprised of monthly license payments from BioMS.

Research and development expenses were $58,000 and $127,000 for the three month periods ended March 31, 2004 and 2005, respectively. The increase is due to the timing of patent related legal costs and offset slightly by the non-renewal of the current fiscal year contract with The Brigham and Womens Hospital. We currently expect to renew the agreement and renew financing under the agreement effective June 30, 2005, which may result in additional research and development expense for the year ended December 31, 2005.

General and administrative expenses were $171,000 and $115,000 for the three month periods ended March 31, 2004 and 2005, respectively. The decrease is a result of our incurrence in 2004 of legal costs and filing fees in connection with the appeal of the notice of delisting we received in February 2004 from the Nasdaq Listing Qualifications Staff and to lower corporate expenditures.

Interest income was $31,000 and $61,000 for the three month periods ended March 31, 2004 and 2005, respectively. The increase is due to a higher average return on investment offset partially by a lower average balance of cash and marketable securities available for investment.

Other expense in the three months ended March 31, 2005 was $30,000, which reflects our March 2005 capital contribution of $25,000 to Colloral LLC to support further sales and marketing initiatives. Our equity in prior accumulated net losses of Colloral LLC was $30,000. The additional investment and the remaining asset value at December 31, 2004 of $5,000, therefore, was reduced by the $30,000 and was recognized as equity in net loss of unconsolidated afilliate.

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

As of March 31, 2005 we hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral as a dietary supplement. We have no obligation to make additional capital contributions to Colloral LLC, but we may do so in the future. To the extent that Colloral LLC generates income in excess of cumulative losses, we may receive cash distributions from the joint venture.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the three months ended March 31, 2005, we utilized $206,000 of cash to fund operations. The most significant uses of cash for the three months ended March 31, 2005 were the prepayment of our annual insurance premiums for 2005 of which $87,000 is included in prepaid expenses and other current assets as of March 31, 2005 and legal expenses totaling $131,000. We expect to continue to use our current cash and marketable investments on hand to fund our future operations and development efforts. We do not believe we currently have the ability to raise significant additional funds. Based upon our budget for calendar year 2005 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to

AUTOIMMUNE INC.

reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of March 31, 2005, our cash and cash equivalents and marketable securities totaled $9,764,000. Current liabilities at March 31, 2005 were $103,000.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements other than Colloral LLC, a joint venture for the development and marketing of Colloral. In November 2004 and March 2005, we made capital contributions of $100,000 and $25,000 to support sales and marketing initiatives. We are not obligated to make additional capital contributions. We account for our investment in Colloral LLC using the equity method. We will not recognize income from this investment until our share of future profits of Colloral LLC exceeds our share of the LLC’s cumulative losses. As of March 31, 2005, Colloral LLC has not generated any profit.

Recent Accounting Pronouncements

SFAS No. 123R (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the equity award. SFAS No. 123R is required to be adopted commencing with our first quarter of 2006. We are currently evaluating the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006. The pro forma presentation included above under “Stock Compensation” approximates what the impact of SFAS No. 123R would have had on the periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer conclude that, as of March 31, 2005, our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management to allow timely decisions regarding such required disclosures.

There have been no significant changes in the our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to March 31, 2005.

AUTOIMMUNE INC.

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS

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

Item 6(b) – Reports on Form 8-K

A Form 8-K was filed on March 18, 2005 to furnish our press release issued on March 15, 2005 announcing our financial results for the quarter ended December 31, 2004. No other Form 8-K was filed during the first quarter of 2005.

AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: May 12, 2005	/s/ Robert C. Bishop
Robert C. Bishop
Chairman and Chief Executive Officer

/s/ Heather A. Ellerkamp
Heather A. Ellerkamp
Director of Finance and Treasurer