Form 10-Q
period 2005-06-30
AUTOIMMUNE INC
filed 2005-08-12
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005	Commission File No. 0-20948

AUTOIMMUNE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-348-9062
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Number of shares outstanding of the registrant’s Common Stock as of July 31, 2005:

Common Stock, par value $.01	16,919,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED JUNE 30, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

BALANCE SHEET

(Unaudited)

	December 31, 2004	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,996,000	$5,635,000
Marketable securities	—	3,971,000
Prepaid expenses and other current assets	37,000	76,000

Total current assets	10,033,000	9,682,000

Other assets	5,000	—

	$10,038,000	$9,682,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,000	$18,000
Accrued professional fees and other accrued expenses	85,000	90,000
Deferred revenue	13,000	13,000

Total current liabilities	108,000	121,000

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2004 and June 30, 2005	169,000	169,000
Additional paid-in capital	118,257,000	118,257,000
Deficit accumulated during the development stage	(108,496,000)	(108,863,000)
Accumulated other comprehensive income (loss)	—	(2,000)

Total stockholders’ equity	9,930,000	9,561,000

	$10,038,000	$9,682,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF OPERATIONS

(Unaudited)

					Period from September 9, 1988 (date of inception) to June 30, 2005
	Three months ended		Six months ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Revenue:
License rights	$30,000	$37,000	$60,000	$75,000	$7,078,000
Option fees	—	—	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000

Total revenues	30,000	37,000	60,000	75,000	10,233,000

Costs and expenses:
Research and development:
Related party	15,000	3,000	30,000	6,000	19,965,000
All other	131,000	18,000	174,000	142,000	92,452,000
General and administrative	214,000	182,000	385,000	297,000	19,094,000

Total costs and expenses	360,000	203,000	589,000	445,000	131,511,000

Total operating loss	(330,000)	(166,000)	(529,000)	(370,000)	(121,278,000)

Interest income	30,000	72,000	61,000	133,000	13,072,000
Interest expense	—	—	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	—	(100,000)	—	(130,000)	(250,000)
Other expense	—	—	—	—	(100,000)

Net loss	$(300,000)	$(194,000)	$(468,000)	$(367,000)	$(108,859,000)

Net loss per share-basic	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Net loss per share-diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding-basic	16,919,623	16,919,623	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	16,919,623	16,919,623	16,919,623	16,919,623

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

STATEMENT OF CASH FLOWS

(Unaudited)

			Period from September 9, 1988 (date of inception) to June 30 2005
	Six months ended
	June 30 2004	June 30 2005
Cash flows from operating activities:
Net loss	$(468,000)	$(367,000)	$(108,859,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in Oragen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	130,000	250,000
(Increase) decrease in prepaid expenses and other current assets	(46,000)	(39,000)	(76,000)
Increase (decrease) in accounts payable	52,000	8,000	18,000
Increase (decrease) in accrued expenses	(8,000)	(15,000)	70,000
Increase (decrease) in deferred revenue	—	—	13,000

Net cash used by operating activities	(470,000)	(283,000)	(102,417,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(1,974,000)	(3,973,000)	(322,621,000)
Proceeds from sale/maturity of available-for-sale marketable securities	3,423,000	—	307,637,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in Oragen	—	—	(100,000)
Investment in Colloral LLC	—	(105,000)	(230,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided (used) by investing activities	1,449,000	(4,078,000)	(9,973,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase (decrease) in cash and cash equivalents	979,000	(4,361,000)	5,635,000

Cash and cash equivalents, beginning of period	2,280,000	9,996,000	—

Cash and cash equivalents, end of period	$3,259,000	$5,635,000	$5,635,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of June 30, 2005, for the three and six month periods ended June 30, 2004 and 2005 and for the period from inception (September 9, 1988) through June 30, 2005 are unaudited, however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2004 included in our Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income (loss):
As reported	$(300,000)	$(194,000)	$(468,000)	$(367,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(12,000)	(14,000)	(23,000)	(22,000)

Pro forma	$(312,000)	$(208,000)	$(491,000)	$(389,000)

Net income (loss) per share – basic:
As reported	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Pro forma	(0.02)	(0.01)	(0.03)	(0.02)

Net income (loss) per share – diluted:
As reported	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Pro forma	(0.02)	(0.01)	(0.03)	(0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2005: no dividend yield, expected volatility of 75%, risk free interest rates ranging from 3.12% to 4.02% and a weighted average expected option term ranging from 3 to 6 years. Because additional option grants are expected to be made in the future, the pro forma impact on the three and six month periods ended June 30, 2005 are not representative of the pro forma effects which may be expected in future periods.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three and six month periods ended June 30, 2005, shares used to compute diluted earnings per share excluded 1,952,600 stock options and warrants, as their inclusion would have been anti-dilutive due to net losses incurred in these periods For the three and six month periods ended June 30, 2004 , shares used to compute diluted earnings per share excluded 1,936,536 stock options and warrants, respectively, as their inclusion would have been anti-dilutive due to net losses incurred in these periods.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

4.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2004 and June 30, 2005, and were primarily invested in a money market account and U.S. Treasury obligations. As of December 31, 2004, all investments had original maturities of 90 days or less and, therefore, were classified as cash equivalents.

The following is a summary of available-for-sale marketable securities held by us at June 30, 2005:

	Maturity Term	Fair value	Unrealized Gains	Unrealized losses	Amortized cost
June 30, 2005:
U.S. Government debt securities	Within 1 year	$3,971,000	$—	$(2,000)	$3,973,000

		$3,971,000	$—	$(2,000)	$3,973,000

All of our marketable securities were classified as current at December 31, 2004 and June 30, 2005 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three month periods ended June 30, 2004 and 2005 were not significant.

Marketable securities that were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

At June 30, 2005, we had two investments, one in OraGen Corporation and one in Colloral LLC.

OraGen Corporation (“OraGen”) is a private company in which our interest is less than 20% of its common stock and is accounted for under the cost method. In 2002, we determined that the entire value of our investment in OraGen should be reduced to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. As of June 30, 2005, the total amount and timing of distributions we expect to receive is unknown. We will recognize a gain on this investment if and when distributions from this sale are paid to us.

Colloral LLC is a joint venture created in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral®, as a dietary supplement. Our interest in Colloral LLC is greater than 50%, but AutoImmune does not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. In 2002 AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and is committed to providing additional amounts, which additional amounts are refundable if the board of directors of Colloral LLC determines that the money is no longer needed. In September 2003, November 2004, March 2005, April 2005 and June 2005, AutoImmune made additional capital contributions of $25,000, $100,000, $25,000, $26,000 and $54,000, respectively, to Colloral LLC to support sales and marketing initiatives. We are not currently obligated to make additional capital contributions but intend to fund Colloral LLC’s implementation of its marketing plan and may make additional capital contributions in the future.

We initially recorded the investment in Colloral at a cost of $0 and have increased it to reflect the cash contributions paid and reduced it to reflect our share of the losses. Profits and losses will be allocated in accordance with the joint venture agreement. Our investment balance as of December 31, 2004 was $5,000. At June 30, 2005, our share of the cumulative losses of Colloral LLC exceeded our cash contributions to date and, as a result, our investment has been reduced to less than zero. We have recorded a liability of $20,000 which represents our portion of the cumulative net losses of Colloral LLC in excess of the carrying value of our investment.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

The following table contains selected financial data for Colloral LLC:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Statement of Operations Data:
Revenue	$7,000	$7,000	$12,000	$15,000
Net loss	(26,000)	(198,000)	(48,000)	(257,000)

	December 31, 2004	June 30, 2005
Balance Sheet Data:
Current assets	$6,000	$15,000
Long term assets	—	—
Current liabilities	1,000	43,000
Long term liabilities	—	—

In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that Colloral meets the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC will be unable to market Colloral as a dietary supplement and that Colloral will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

6.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005
Net income (loss)	$(300,000)	$(194,000)	$(468,000)	$(367,000)
Change in unrealized gain (loss) on investments	(11,000)	(1,000)	(9,000)	(2,000)

Comprehensive income (loss)	$(311,000)	$(195,000)	$(477,000)	$(369,000)

7.	Indemnification

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

From our inception through June 30, 2005, we have incurred ongoing losses from operations and have cumulative losses as of June 30, 2005 totaling $108,859,000. To date, we have not recorded any revenue from the sale of products. Revenues recorded through June 30, 2005 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have control of Colloral LLC. Therefore, the investment is accounted for using the equity method. To the extent that Colloral LLC generates revenues in excess of cumulative losses, we will record income. In February 2003, Colloral LLC began marketing Colloral through direct mail solicitation of individuals who had previously expressed interest in obtaining the product. In September 2003, November 2004, March 2005, April 2005, and June 2005, AutoImmune made additional capital contributions of $25,000, $100,000, $25,000, $26,000, and $54,000, respectively, to support sales and marketing initiatives. In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC has decided to implement this plan and implementation will require substantial additional contributions to the joint venture. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses.

Selected financial data for Colloral, LLC is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Statement of Operations Data:
Revenue	$7,000	$7,000	$12,000	$15,000
Net loss	(26,000)	(198,000)	(48,000)	(257,000)

	December 31, 2004	June 30, 2005
Balance Sheet Data:
Current assets	$6,000	$15,000
Long term assets	—	—
Current liabilities	1,000	43,000
Long term liabilities	—	—

AUTOIMMUNE INC.

On February 18, 2005, we received a letter from the FDA stating that the FDA has concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that Colloral meets the statutory definition of a dietary supplement. It is possible that Colloral LLC will be unable to market Colloral as a dietary supplement, and that Colloral will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

Three and Six Month Periods Ended June 30, 2004 and 2005

Revenue was $30,000 and $37,000 for the three month periods ended June 30, 2004 and 2005, respectively. Revenue was $60,000 and $75,000 for the six month periods ended June 30, 2004 and 2005, respectively. The revenue in 2004 and 2005 was comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis.

Research and development expenses were $146,000 and $21,000 for the three month periods ended June 30, 2004 and 2005, respectively. Research and development expenses were $204,000 and $148,000 for the six month periods ended June 30, 2004 and 2005, respectively. The decreases are due to the timing of patent related legal costs and by the non-renewal of the current fiscal year contract with The Brigham and Womens Hospital. We are currently discussing new clinical research options with Brigham and Womens and may provide funding, which may result in additional research and development expense for the year ended December 31, 2005.

General and administrative expenses were $214,000 and $182,000 for the three month periods ended June 30, 2004 and 2005, respectively. General and administrative expenses were $385,000 and $297,000 for the six month periods ended June 30, 2004 and 2005, respectively. The decreases are a result of our incurrence in 2004 of legal costs and filing fees in connection with the appeal of the notice of delisting we received in February 2004 from the Nasdaq Listing Qualifications Staff and to lower corporate expenditures.

Interest income was $30,000 and $72,000 for the three month periods ended June 30, 2004 and 2005, respectively. Interest income was $61,000 and $133,000 for the six month periods ended June 30, 2004 and 2005, respectively. The increase is due to a higher average return on investment offset partially by a lower average balance of cash and marketable securities available for investment.

Equity in net loss of unconsolidated affiliate in the three and six month periods ended June 30, 2005 were $100,000 and $130,000, respectively, which reflects our equity in prior accumulated net losses of Colloral LLC. Additional capital contributions of $26,000 in April 2005 and $54,000 in June 2005 were made to Colloral LLC to support further sales and marketing initiatives. At June 30, 2005, our share of the cumulative losses of Colloral LLC exceeded our cash contributions to date and, as a result, our investment has been reduced to less than zero. We have recorded a liability of $20,000 which represents our portion of the cumulative net losses of Colloral LLC in excess of the carrying value of our investment.

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

As of June 30, 2005 we hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral as a dietary supplement. We currently have no contractual obligation to make additional capital contributions to Colloral LLC, but intend to fund Colloral LLC’s implementation of its marketing plan and may make additional capital contributions in the future. To the extent that Colloral LLC generates income in excess of cumulative losses, we may receive cash distributions from the joint venture.

AUTOIMMUNE INC.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the six months ended June 30, 2005, we utilized $283,000 of cash to fund operations. The most significant uses of cash for the six months ended June 30, 2005 were the prepayment of our annual insurance premiums for 2005 of which $61,000 is included in prepaid expenses and other current assets as of June 30, 2005 and legal expenses totaling $183,000. We expect to continue to use our current cash and marketable investments on hand to fund our future operations and development efforts. We do not believe we currently have the ability to raise significant additional funds. Based upon our budget for calendar year 2005 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of June 30, 2005, our cash and cash equivalents and marketable securities totaled $9,606,000. Current liabilities at June 30, 2005 were $121,000.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements other than Colloral LLC, a joint venture for the development and marketing of dietary supplements. In November 2004, March 2005, April 2005 and June 2005 we made capital contributions of $100,000, $25,000, $26,000 and $54,000, respectively to support sales and marketing initiatives. We are not currently obligated to make additional capital contributions, but intend to fund Colloral LLC’s implementation of its marketing plan and may make additional capital contributions in the future. We account for our investment in Colloral LLC using the equity method.

Recent Accounting Pronouncements

SFAS No. 123R (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the equity award. SFAS No. 123R is required to be adopted commencing with our first quarter of 2006. We are currently evaluating the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006. The pro forma presentation included in Note 2 of our Unaudited Financial Statements approximates what the impact of SFAS No. 123R would have had on the periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested all of our cash in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not have material exposure to interest rate or market risk.

AUTOIMMUNE INC.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer conclude that, as of June 30, 2005, our disclosure controls and procedures operated effectively to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management to allow timely decisions regarding such required disclosures.

There have been no significant changes in the our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to June 30, 2005.

AUTOIMMUNE INC.

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on May 19, 2005.

(b)	The following directors were elected to serve until the next Annual Meeting or until their successors are elected and qualified, by the following votes:

Name	Number of Votes For	Number of Votes Withheld
Robert C. Bishop	16,318,029	215,034
Hugh A. D’Andrade	16,374,729	158,334
Allan R. Ferguson	16,318,479	214,584
R. John Fletcher	16,280,179	252,884

ITEM 6 – EXHIBITS

Item 6(a) – Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of the Director of Finance and Treasurer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

Item 6(b) – Reports on Form 8-K

A Form 8-K was filed on May 12, 2005 to furnish our press release issued on May 10, 2005 announcing our financial results for the quarter ended March 31, 2005. No other Form 8-K was filed during the second quarter of 2005.

AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: August 12, 2005	/s/ Robert C. Bishop
Robert C. Bishop
Chairman and Chief Executive Officer

/s/ Heather A. Ellerkamp
Heather A. Ellerkamp
Director of Finance and Treasurer