Form 10-Q
period 2005-09-30
AUTOIMMUNE INC
filed 2005-11-14
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

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

Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes ☐    No ☒

Number of shares outstanding of the registrant’s Common Stock as of October 31, 2005:

Common Stock, par value $.01	16,919,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED SEPTEMBER 30, 2005

Page Number
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet December 31, 2004 and September 30, 2005	2

Consolidated Statement of Operations for the three and nine month periods ended September 30, 2004 and 2005 and for the period from September 9, 1988 (date of inception) to September 30, 2005	3

Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2005 and for the period from September 9, 1988 (date of inception) to September 30, 2005.	4

Notes to the Unaudited Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 - Controls and Procedures	12

PART II - OTHER INFORMATION

Item 6(a) - Exhibits	13

Item 6(b) - Reports on Form 8-K	13

Signatures	14

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,996,000	$9,392,000
Prepaid expenses and other current assets	37,000	69,000

Total current assets	10,033,000	9,461,000
Other assets	5,000	—

	$10,038,000	$9,461,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,000	$18,000
Accrued professional fees	85,000	80,000
Deferred revenue	13,000	—

Total current liabilities	108,000	98,000

Stockholders’ equity:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2004 and September 30, 2005	169,000	169,000
Additional paid-in capital	118,257,000	118,257,000
Deficit accumulated during the development stage	(108,496,000)	(109,063,000)

Total stockholders’ equity	9,930,000	9,363,000

	$10,038,000	$9,461,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2005
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Revenue:
License rights	$33,000	$40,000	$93,000	$115,000	$7,118,000
Option fees	—	—	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000
Other revenues	—	4,000	—	4,000	4,000

Total revenues	33,000	44,000	93,000	119,000	10,277,000

Costs and expenses:
Research and development:
Related party	3,000	3,000	33,000	9,000	19,968,000
All other	52,000	38,000	226,000	180,000	92,490,000
General and administrative	109,000	307,000	494,000	604,000	19,401,000

Total costs and expenses	164,000	348,000	753,000	793,000	131,859,000

Total operating loss	(131,000)	(304,000)	(660,000)	(674,000)	(121,582,000)

Interest income	35,000	79,000	96,000	212,000	13,151,000
Interest expense	—	—	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	—	—	—	(130,000)	(250,000)
Other income (expense)	—	25,000	—	25,000	(75,000)

Net loss	$(96,000)	$(200,000)	$(564,000)	$(567,000)	$(109,059,000)

Net loss per share-basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Net loss per share-diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding-basic	16,919,623	16,919,623	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	16,919,623	16,919,623	16,919,623	16,919,623

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2005
	September 30, 2004	September 30, 2005
Cash flows from operating activities:
Net loss	$(564,000)	$(567,000)	$(109,059,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable covertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in Oragen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	130,000	250,000
(Increase) decrease in prepaid expenses and other current assets	(55,000)	(32,000)	(69,000)
Increase (decrease) in accounts payable	10,000	8,000	18,000
Increase (decrease) in accrued expenses	7,000	(25,000)	60,000
Increase (decrease) in deferred revenue	—	(13,000)	—

Net cash used by operating activities	(602,000)	(499,000)	(102,613,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(1,931,000)	—	(318,648,000)
Proceeds from sale/maturity of available-for-sale marketable securities	7,384,000	—	307,637,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in Oragen	—	—	(100,000)
Investment in Colloral LLC	—	(105,000)	(230,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided (used) by investing activities	5,453,000	(105,000)	(6,020,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase (decrease) in cash and cash equivalents	4,851,000	(604,000)	9,392,000
Cash and cash equivalents, beginning of period	2,280,000	9,996,000	—

Cash and cash equivalents, end of period	$7,131,000	$9,392,000	$9,392,000

The accompanying notes are an integral part of these financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of September 30, 2005, for the three and nine month periods ended September 30, 2004 and 2005 and for the period from inception (September 9, 1988) through September 30, 2005 are unaudited, however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2004 included in our Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year. In the quarter ended September 30, 2005, we amended the Colloral LLC operating agreement. As a result of the amended terms of the agreement we are now required to consolidate Colloral LLC in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” Refer to footnote 5 for additional information related to our interest in Colloral LLC.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income (loss):
As reported	$(96,000)	$(200,000)	$(564,000)	$(567,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(10,000)	(11,000)	(33,000)	(33,000)
Pro forma	$(106,000)	$(211,000)	$(597,000)	$(600,000)
Net income (loss) per share – basic:
As reported	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Pro forma	(0.01)	(0.01)	(0.04)	(0.04)
Net income (loss) per share – diluted:
As reported	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Pro forma	(0.01)	(0.01)	(0.04)	(0.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2005: no dividend yield, expected volatility of 75%, risk free interest rates ranging from 3.12% to 4.02% and a weighted average expected option term ranging from 3 to 6 years. Because additional option grants are expected to be made in the future, the pro forma impact on the three and nine month periods ended September 30, 2005 are not representative of the pro forma effects which may be expected in future periods.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three and nine month periods ended September 30, 2005, shares used to compute diluted earnings per share excluded 2,012,600 stock options and warrants, as their inclusion would have been anti-dilutive due to net losses incurred in these periods. For the three and nine month

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

periods ended September 30, 2004, shares used to compute diluted earnings per share excluded 1,930,100 stock options and warrants as their inclusion would have been anti-dilutive due to net losses incurred in these periods.

4.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2004 and September 30, 2005, and were primarily invested in a money market account and U.S. Treasury obligations. As of December 31, 2004 and September 30, 2005, all investments had original maturities of 90 days or less and, therefore, were classified as cash equivalents.

Due the timing of maturities of our marketable securities, all cash was invested in money market accounts as of the end of December 31, 2004 and September 30, 2005. Gross realized gains and losses on sales of marketable securities for the three and nine month periods ended September 30, 2004 and 2005 were not significant.

Marketable securities that were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

At September 30, 2005, we had interests in two entities, one in OraGen Corporation and one in Colloral LLC.

OraGen Corporation (“OraGen”) is a private company in which our interest is less than 20% of its common stock and is accounted for under the cost method. In 2002, we determined that the entire value of our investment in OraGen should be reduced to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. On August 26, 2005, we received the first of two planned distributions of the proceeds in the amount of $24,767 which we have recorded as other income. The final distribution is expected in February 2007, however, due to the uncertainty of collection surrounding the final payment, we will not recognize the additional gain until the final distribution is paid to us.

Colloral LLC is a joint venture formed in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral® and The Collagen Solution as dietary supplements. In 2002, AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and was committed to providing additional amounts. In 2003, 2004, and the nine months ended September 30, 2005, AutoImmune made additional capital contributions of $25,000, $100,000, and $300,000, respectively, to Colloral LLC to support sales and marketing initiatives.

In August 2005 we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program undertaken by Colloral LLC. In connection with the marketing program, Colloral LLC executed a sales and marketing agreement under which we are committed to funding a minimum of $550,000. We may make additional capital contributions above the commitment level in the future.

Our interest in Colloral LLC is greater than 50%, but AutoImmune does not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. We initially recorded the investment in Colloral at a cost of $0 and have increased it to reflect the cash contributions paid and reduced it to reflect our share of the losses. Profits and losses are allocated in accordance with the amended operating agreement. As a result of the amendments to the operating agreement, we are now required to consolidate Colloral LLC for financial reporting purposes in accordance with FIN 46 effective in the third quarter of 2005. Colloral LLC is now considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, certain events could arise in the future, including additional modifications to the operating agreements, lapse of our commitment to fund 100% of Colloral LLC’s losses, and other factors which may require us to re-evaluate the joint

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

Due to the fact that the minority shareholder’s portion of the accumulated losses exceeds its contributed capital and it is not required to fund the losses, we are required to consolidate 100% of Colloral LLC’s losses until such time as the minority shareholder’s capital contributions exceed accumulated losses.

The following table contains selected financial data for Colloral LLC, of which the balance sheet amounts as of September 30, 2005 and the operating results for the three months ended September 30, 2005 have been consolidated into our financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Statement of Operations Data:
Revenue	$7,000	$4,000	$19,000	$19,000
General and administrative expense	4,000	149,000	64,000	421,000
Net income (loss)	3,000	(145,000)	(45,000)	(402,000)

			December 31, 2004	September 30, 2005
Balance Sheet Data:
Current assets			$6,000	$21,000
Long term assets			—	—
Current liabilities			1,000	—
Long term liabilities			—	—

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

6.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Net income (loss)	$(96,000)	$(200,000)	$(564,000)	$(567,000)
Change in unrealized gain (loss) on investments	1,000	2,000	(8,000)	—

Comprehensive income (loss)	$(95,000)	$(198,000)	$(572,000)	$(567,000)

7.	Indemnification

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

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Recent Accounting Pronouncements

SFAS No. 123R (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the equity award (with limited exceptions). SFAS No. 123R is required to be adopted commencing with our first quarter of 2006. We are currently evaluating the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006. The pro forma presentation included above under “Stock Compensation” approximates what impact SFAS No. 123R would have had on the periods presented.

AUTOIMMUNE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our future operating results, strategic relationships and product development. Our actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to, our extremely limited operations, the uncertainties of clinical trial results and product development efforts, our dependence on third parties for licensing and other revenue, our dependence on determinations of regulatory authorities and risks of technological change and competition. These factors are more fully discussed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section “Business-Factors to be Considered.” The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report. We have no plans and disclaim any obligation to update or revise any forward-looking statements whether as a result of new information, future events or other factors.

From our inception through September 30, 2005, we have incurred ongoing losses from operations and have cumulative losses as of September 30, 2005 totaling $109,059,000. To date, we have not recorded any revenue from the sale of products, other than those earned in the three months ended September 30, 2005 through our joint venture, Colloral LLC. Revenues recorded through September 30, 2005 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral® and The Collagen Solution as dietary supplements. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment has historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program undertaken by Colloral LLC. As a result of the amendments to the operating agreement, we are now required to consolidate Colloral LLC in accordance with FIN 46 “Consolidation of Variable Interest Entities” effective in the third quarter of 2005. Colloral LLC is now considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, certain events could arise in the future including additional modifications to the operating agreements, lapse of our commitment to fund 100% of Colloral LLC’s losses, and other factors may require us to re-evaluate the joint venture under FIN 46 in the future. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC has decided to implement this plan and implementation will require substantial additional contributions to the joint venture. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses. In 2003, 2004, and the nine months ended September 30, 2005, AutoImmune made additional capital contributions of $25,000, $100,000, and $300,000, respectively, to Colloral LLC to support sales and marketing initiatives.

AUTOIMMUNE INC.

The following table contains selected financial data for Colloral LLC, of which the balance sheet amounts as of September 30, 2005 and the operating results for the three months ended September 30, 2005 have been consolidated into our financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Statement of Operations Data:
Revenue	$7,000	$4,000	$19,000	$19,000
General and administrative expense	4,000	149,000	64,000	421,000
Net income (loss)	3,000	(145,000)	(45,000)	(402,000)

			December 31, 2004	September 30, 2005
Balance Sheet Data:
Current assets			$6,000	$21,000
Long term assets			—	—
Current liabilities			1,000	—
Long term liabilities			—	—

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

Three and Nine Month Periods Ended September 30, 2004 and 2005

Revenue was $33,000 and $44,000 for the three month periods ended September 30, 2004 and 2005, respectively. Revenue was $93,000 and $119,000 for the nine month periods ended September 30, 2004 and 2005, respectively. The revenue in 2004 and 2005 was primarily comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis.

Research and development expenses were $55,000 and $41,000 for the three month periods ended September 30, 2004 and 2005, respectively. Research and development expenses were $259,000 and $189,000 for the nine month periods ended September 30, 2004 and 2005, respectively. The decreases are due to the timing of patent related legal costs and by the non-renewal of our research and development agreement with The Brigham and Womens Hospital. We are currently discussing new clinical research options with Brigham and Womens. If we enter into a clinical research agreement with Brigham and Womens, we may incur additional research and development expense for the year ended December 31, 2005.

General and administrative expenses were $109,000 and $307,000 for the three month periods ended September 30, 2004 and 2005, respectively. The increase is primarily a result of legal costs related to several filings in the quarter and our amendment to the Colloral LLC operating agreement. Colloral LLC general and administrative costs of $149,000 have been consolidated into our operating results for the three months ended September 30, 2005 and primarily consist of marketing costs of $143,000. General and administrative expenses were $494,000 and $604,000 for the nine month periods ended September 30, 2004 and 2005, respectively. The increase is primarily a result of Colloral LLC general and administrative costs of $149,000 which have been consolidated into our operating results for the three months ended September 30, 2005, offset partially by a decrease in legal costs and filing fees as compared to costs and fees paid in 2004.

Interest income was $35,000 and $79,000 for the three month periods ended September 30, 2004 and 2005, respectively. Interest income was $96,000 and $212,000 for the nine month periods ended September 30, 2004 and 2005, respectively. The increase is due to a higher average return on investment offset partially by a lower average balance of cash and marketable securities available for investment.

AUTOIMMUNE INC.

Equity in net loss of unconsolidated affiliate in the nine month period ended September 30, 2005 was $130,000, which reflects our equity in accumulated net losses of Colloral LLC as of June 30, 2005. The operating results of Colloral LLC are consolidated in our operating results beginning with the three months ended September 30, 2005.

Other income was $25,000 for the three month period ended September 30, 2005. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. On August 26, 2005, we received the first of two planned distributions of the proceeds in the amount of $24,767 which we have recorded as other income. The final distribution is expected in February 2007, however, due to the uncertainty of collection surrounding the final payment, we will not recognize the additional gain until the final distribution is paid to us.

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

We hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral and The Collagen Solution as dietary supplements. In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC is implementing that marketing plan, and we have agreed to provide 100% of the funding for the marketing plan. In return for committing to fund 100% of the costs of this marketing plan, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses. Implementation of the marketing plan will require substantial additional contributions to the joint venture.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the nine months ended September 30, 2005, we utilized $499,000 of cash to fund operations. The most significant uses of cash for the nine months ended September 30, 2005 were legal expenses totaling $251,000 and marketing expenses of $143,000 incurred by Colloral LLC during the three months ended September 30, 2005 and consolidated into our operating results. We expect to continue to use our current cash and marketable investments on hand to fund our future operations and development efforts. We do not believe we currently have the ability to raise significant additional funds. Based upon our budget for calendar year 2005 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of September 30, 2005, our cash and cash equivalents totaled $9,392,000. Current liabilities at September 30, 2005 were $98,000.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. Effective for the three months ended September 30, 2005, we are required to consolidate Colloral LLC, a joint venture for the development and marketing of dietary supplements.

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

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer conclude that, as of September 30, 2005, our disclosure controls and procedures operated effectively to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management to allow timely decisions regarding such required disclosures.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

AUTOIMMUNE INC.

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS

Item 6(a) – Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

10.1	Letter Agreement, dated August 18, 2005, between AutoImmune Inc. and Diane M. McClintock (1)

10.2	First Amendment to Limited Liability Company Operating Agreement of Colloral LLC, dated August 29, 2005, by and between AutoImmune Inc. and Deseret Laboratories, Inc. (2)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of the Director of Finance and Treasurer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated herein by reference to AutoImmune Inc.’s Form 8-K, filed with the Securities and Exchange Commission on August 24, 2005 (SEC File No. 000-20948)

(2)	Incorporated herein by reference to AutoImmune Inc.’s Form 8-K, filed with the Securities and Exchange Commission on August 31, 2005 (SEC File No. 000-20948)

Item 6(b) – Reports on Form 8-K

A Form 8-K was filed on August 12, 2005 to furnish our press release issued on August 11, 2005 announcing our financial results for the quarter ended June 30, 2005. A Form 8-K was filed on August 31, 2005 to announce our amendment on August 29, 2005 to the Limited Liability Company Operating Company agreement of Colloral LLC. A Form 8-K was filed on August 24, 2005 to announce the resignation of our Treasurer and Director of Finance, effective August 18, 2005, and to announce the appointment of her replacement. No other Form 8-K was filed during the third quarter of 2005.

AUTOIMMUNE INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date:	November 14, 2005	/s/ ROBERT C. BISHOP
Robert C. Bishop
Chairman and Chief Executive Officer

/s/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer