Form 10-K
period 2005-12-31
AUTOIMMUNE INC
filed 2006-03-23
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☒ No ☐

On June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $11,480,480(1). As of March 16, 2006, there were outstanding 16,919,623 shares of the registrant’s Common Stock, $0.01 par value.

(1)	Non-affiliates of the registrant include all shareholders other than directors, executive officers and holders of 10% or more of the registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement for its annual meeting of shareholders which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005 are incorporated by reference into Part III hereof.

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

We believe AutoImmune is the leading company for the development of therapeutics based upon the concepts of mucosal tolerance. The status of each of our principal products is as follows:

Colloral®—Between 1991 and 1999, we completed ten human clinical trials involving over 1,900 patients to investigate the use of Colloral as a pharmaceutical for treating the signs and symptoms of rheumatoid arthritis. The data from these trials showed that Colloral is very safe and that patients treated with Colloral often show substantial improvements from baseline in a wide variety of clinical efficacy measures, but not with the consistency needed to justify development of Colloral as a pharmaceutical product. As a result, we began exploring the possibility of repositioning Colloral as a nutritional supplement. In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the Food and Drug Administration (the “FDA”) that was accepted by the FDA without comment.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. (a private company headquartered in St. George, Utah) by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. The joint venture began marketing Colloral in February 2003 and began marketing the product as The Collagen Solution in October 2005.

On February 18, 2005, we received a letter from the FDA stating that the FDA has concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that both Colloral and The Collagen Solution meet the statutory definition of a dietary supplement. It is possible that Colloral LLC will be unable to market Colloral or The Collagen Solution as a dietary supplement, and that they will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral and The Collagen Solution will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC. See the section “Part I, Item 1A, Risk Factors” below.

Products for Multiple Sclerosis—In February 1999, we entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. covering the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available, injectable drug for multiple sclerosis. This oral formulation, called Coral®, uses our proprietary technology for oral tolerance. After an unsuccessful efficacy trial, Teva conducted additional immunologic and pharmacological studies on oral formulations. During the second half of 2004, Teva re-initiated human clinical trials on Coral® with a Phase II study in Europe. On March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the oral formulation of Copaxone and is considering future development of non-parenteral formulations of the product. It is unclear whether any such future development would involve intellectual property licensed by us to Teva.

In August 2000, we entered into an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.), under which we granted BioMS an exclusive license to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis. During December 2004, BioMS began enrolling patients in a Phase III clinical trial on its MBP8298 treatment for secondary progressive multiple sclerosis. This study, which is being conducted in Canada, the UK and Sweden, recently received its third positive review from the Data Safety Monitoring Board. Interim results on the first 200 patients are forecasted to be available during the first half of 2008. If the trial is successful and regulatory approval for commercial sale of the product is received, we will receive an escalating royalty on cumulative sales of all products covered by the BioMS agreement.

Diabetes—Under a license and collaborative agreement signed in 1994, Eli Lilly and Company initiated three different Phase II clinical trials in an effort to demonstrate human proof of principle for oral administration of our product AI 401 in patients newly diagnosed with Type 1 diabetes. This agreement was restructured in 1999 to a non-exclusive license for research purposes only under which Eli Lilly completed the trials then underway. Two of the Eli Lilly studies, both of which looked at younger patients, reported negative results. The final study found that, in patients greater than 20 years of age, there was a statistically significant benefit from treatment with AI-401. Eli Lilly also provided AI 401 for the Diabetes Prevention Trial (“DPT-1”) conducted by the National Institutes of Health (“NIH”). The oral arm of this trial was designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Final analysis of the DPT-1 data showed that for patients enrolled under the original entry criteria, there was a statistically significant benefit from treatment with AI 401. These results were published in the May 2005 issue of Diabetes Care. The NIH is expected to initiate a confirmatory study on AI 401 during 2006.

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

Strategy

Our objective is to become a leading provider of therapeutic technology and products to treat immune system disorders. The key elements of our strategy include the following:

Leveraging Our Technology Platform.    We believe our technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. We have entered into, and plan to continue to seek opportunities for, licensing arrangements, joint ventures or other collaborative arrangements to assist in financing the development and commercialization of our products. This strategy has resulted in our collaboration with Eli Lilly and Company for clinical testing of our product to treat autoimmune-mediated diabetes, our agreement with Teva relating to the development of an oral formulation of Copaxone, our license agreement with BioMS relating to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis, and our joint venture with Deseret Laboratories, Inc. to manufacture, market and sell Colloral and the Collagen Solution as dietary supplements.

Our strategy also resulted in an agreement with OraGen Corporation, under which we received an equity position in OraGen in consideration of consulting services related to the development of products using mucosal tolerance for the treatment of certain conditions resulting from infectious diseases. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen, including its technology related to mucosal tolerance. We received the first of two expected payments for the acquisition in August 2005. The second payment is due in February 2007.

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

In March 2000, we entered into an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. Under the terms of the agreement, we received $7.0 million in cash paid in three installments the last of which was received in March 2003, and Elan Plc received warrants to purchase 375,000 shares of our Common Stock at $3.13 per share and 375,000 shares of our Common Stock at $0.7275 per share.

Protecting Our Proprietary Technology.    From our inception, we have sought to establish a strong proprietary position. As of December 31, 2005, we had pending three continuation United States patent applications and ten foreign applications. We have received or have exclusive rights to 187 U.S. and foreign patents, including eight U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis by nasal or inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; two U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; five U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; three U.S. patents covering treatment of multiple sclerosis by oral administration of MBP or bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; one U.S. patent covering a method for preparing Type II collagen; and one U.S. patent covering suppression of vascular disorders by mucosal administration of heat shock protein. The U.S. Patent Office has also issued a patent covering bystander suppression of Type 1 diabetes by oral administration of glucagon. The European and Japanese Patent Offices have each granted a patent to us covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases. The European Patent Office and the Japanese Patent Office have each granted one patent to AutoImmune covering use of myelin basic protein in the treatment of multiple sclerosis. The European Patent Office has also granted one patent to AutoImmune covering bystander suppression of autoimmune disease.

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

Oral Delivery.    Colloral®, The Collagen Solution and Coral (the product that Teva was developing using our licensed technology) are administered orally, the preferred method of treating chronic diseases. Other forms of immunotherapy that are being marketed sometimes require, and those that we know are in development by competitors for the most part require, chronic intravenous, sub-cutaneous or intra-muscular administration.

Broad Application.    We believe that, in addition to the diseases and conditions on which we have been working to date, our mucosal tolerance approach potentially could be applied to the treatment of a variety of other inflammatory diseases and other clinical conditions, including psoriasis and atherosclerosis.

Products

Products on the Market.    We have one product on the market as a dietary supplement and it is being sold by Colloral LLC, our joint venture with Deseret Laboratories, Inc., under the brand names, Colloral® and The Collagen Solution. The chart set forth below describes the status of this product.

PRODUCTS ON THE MARKET

Product	Status
Colloral®	Market launched in February 2003.
The Collagen Solution	Market launched in October 2005.

Colloral® and The Collagen Solution.    Between 1991 and 1999, we completed ten human clinical trials involving over 1,900 patients to investigate the use of Colloral as a pharmaceutical for treating the signs and symptoms of rheumatoid arthritis. The data from these trials showed that Colloral is very safe and that patients treated with Colloral often show substantial improvements from baseline in a wide variety of clinical efficacy measures, but not with the level of consistency needed to justify development of Colloral as a pharmaceutical product. As a result, we began exploring the possibility of repositioning Colloral as a nutritional supplement. In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the Food and Drug Administration (the “FDA”) that was accepted by the FDA without comment.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. (a private company headquartered in St. George, Utah) by forming an entity called Colloral LLC to manufacture, market and sell Colloral as a dietary supplement. We contributed equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to the joint venture. Deseret contributed cash and was committed to providing additional amounts, The joint venture began marketing Colloral in February 2003. In 2003, 2004 and 2005, AutoImmune made additional capital contributions of $25,000, $100,000, and $407,000, respectively, to Colloral LLC to support sales and marketing initiatives.

In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. In connection with the marketing program, Colloral LLC executed a sales and marketing agreement under which we are committed to funding a minimum of $550,000. As of December 31, 2005, we have funded approximately $375,000 of this commitment. We may make additional capital contributions above the commitment level in the future. As a result of the amendments to the operating agreement, we are now required to consolidate Colloral LLC for financial reporting purposes, effective in the third quarter of 2005.

On February 18, 2005, we received a letter from the FDA stating that the FDA has concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that Colloral and The Collagen Solution meet the statutory definition of a dietary supplement. It is possible that Colloral LLC will be unable to market Colloral or The Collagen Solution as a dietary supplement, and that they will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral and The Collagen Solution will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC. See “Part I, Item 1A, Risk Factors” below.

It is estimated that 1% of the worldwide population suffers from rheumatoid arthritis. In the United States, there are 2.1 million patients with rheumatoid arthritis, including more than 70,000 patients with juvenile rheumatoid arthritis. There is no known cure, but several approaches are used in an attempt to alleviate two major symptoms of the disorder, pain and inflammation. A number of pain relievers are widely used, but most have undesirable side effects. Similarly, a wide variety of anti-inflammatory agents, ranging from aspirin to non-steroidal anti-inflammatory drugs (“NSAIDs”), are used with varying degrees of success. The NSAIDs used to alleviate pain and inflammation have undesirable gastrointestinal side effects that limit their use. None of the available NSAIDs work with consistent efficacy on all types of patients. Several companies have introduced a new class of NSAIDs described as COX-2 inhibitors. These products, which began to enter the market in 1999, alleviate some of the gastrointestinal side effects currently seen with traditional NSAIDS, but have other side effect issues. Broad immunosuppressants are also used to treat rheumatoid arthritis but toxicity limits their use. Additionally, there are several biologic products which have been approved by the FDA for the treatment of rheumatoid arthritis. Many of these biologic products, which are injectables, are TNF (tumor necrosis factor) inhibitors. Several different types of non-pharmaceutical preparations are also used by patients with rheumatoid arthritis, including a number of nutritional support products.

Principal Products in Development.    We have products in development, through our licensees, for the treatment of multiple sclerosis and Type 1 diabetes. The chart set forth below describes the stage of development of each of the principal products being developed.

PRINCIPAL PRODUCTS IN DEVELOPMENT

Product	Disease/Condition	Development Status

MBP8298	Multiple sclerosis	Currently in Phase III trials (conducted by the Company’s licensee, BioMS Medical Corporation).

AI 401	Type 1 diabetes	Additional studies in the US are in the planning stage at the National Institutes of Health (NIH).

Multiple Sclerosis.    In the second quarter of 1997, we ceased independent efforts to develop a product for the treatment of multiple sclerosis and began evaluating opportunities to collaborate with third parties in the development of such a product. In this regard, we entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. The agreement covers the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available, injectable drug for multiple sclerosis. This oral formulation, called Coral®, uses our proprietary technology for oral tolerance. After an unsuccessful efficacy trial, Teva conducted additional immunologic and pharmacologic studies on oral formulations. During the second half of 2004, Teva re-initiated human clinical trials on Coral® with a Phase II study in Europe. On March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the oral formulation of Copaxone and is considering future development of non-parenteral formulations of the product. It is unclear whether any such future development would involve intellectual property licensed by us to Teva. If Teva were to develop a product using intellectual property licensed by us and, receive product approval from the FDA, we would receive a $10 million milestone payment and escalating royalties on cumulative sales of all products covered by the Teva agreement. There can be no assurance, however, that Teva will develop a product using technology licensed to it by us or that, if it did, the product would be approved by the FDA and brought to market.

In August 2000, we entered into an agreement with BioMS Medical Corporation under which we granted BioMS an exclusive license to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis. During December 2004, BioMS began enrolling patients in a Phase III clinical trial on its MBP8298 treatment for secondary progressive multiple sclerosis. This study, which is being conducted in Canada, the UK and Sweden, recently received its third positive review from the Data Safety Monitoring Board. Interim results on the first 200 patients are forecasted to be available during the first half of 2008. If the trial is successful and regulatory approval for commercial sale of the product is received, we will receive an escalating royalty on cumulative sales of all products covered by the BioMS agreement.

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

Type 1 Diabetes.    In December 1994, we entered into a license and collaborative agreement with Eli Lilly and Company under which Eli Lilly initiated support for clinical testing of our orally administered autoimmune-mediated (Type 1) diabetes product, AI 401. This agreement was restructured in the first quarter of 1999 into a non-exclusive license for research purposes only as a result of Eli Lilly’s failure to make a required milestone payment. Eli Lilly completed the trials then underway and remains obligated to provide us with full access to the data therefrom, including the right to use such data for any purpose. Investigators sponsored by Eli Lilly completed three different Phase II clinical trials in an effort to demonstrate human proof of principle for AI 401. The U.S. study was a one-year, double-blind, placebo-controlled trial with more than 200 patients, designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. Published results of that study showed AI 401 to benefit adult patients who were diagnosed with Type 1 diabetes at age 20 and older. A second Phase II trial, involving approximately 150 patients, was conducted in France. The third trial was conducted in Italy with approximately 80 patients. The results of these latter two trials have been published and show no therapeutic effect in younger patient populations. In addition, Eli Lilly provided AI 401 for the Diabetes Prevention Trial (DPT-1) conducted by the National Institutes of Health. The oral arm of this trial, which began in September 1996, was designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Final analysis of the DPT-1 data showed that for patients enrolled under the original entry criteria, there was a statistically significant benefit from treatment with AI 401. These results were published in the May 2005 issue of Diabetes Care. The NIH is expected to initiate a confirmatory study on AI 401 during 2006. Currently in Finland, a clinical trial of intranasal insulin to delay or prevent the clinical onset of Type I diabetes, called the Diabetes Prediction and Prevention Project, is being conducted. We believe, but do not have confirmation, that this clinical trial is using our intellectual property.

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

The Brigham and Women’s Hospital.    BWH, a teaching hospital affiliated with Harvard Medical School, has been performing sponsored research for us since 1988. Our agreement with BWH extends until June 30, 2006 and is renewable for additional one-year periods by mutual consent. Since June 30, 2004, there has been no funding provided to BWH under this agreement. It is currently anticipated that research funding will be reinitiated in 2006. We will own or have exclusive rights to all inventions, improvements and discoveries made at BWH resulting from the research program, subject to certain rights retained by the U.S. government in any patentable invention conceived or first reduced to practice using federal funds. If successful, we will pay to BWH (i) a royalty on all products sold by us that are subject to a patent covering an invention developed under the research program or as to which rights were acquired by us from BWH, and (ii) a percentage of any upfront payments and/or royalties received by us with respect to sales of such products by others. BWH also may receive a percentage of any milestone payments we receive from licensees or other transferees of such patent after the first commercial sale of a product covered by a patent. If we default in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by us to BWH.

The following are the amounts spent during the last three fiscal years on our company-sponsored research program with BWH:

For the Year Ended
December 31, 2005	December 31, 2004	December 31, 2003
$0	$24,000	$123,000(1)

(1)	Includes $75,000 paid to BWH from payment received from Elan Plc pursuant to an agreement entered into between Elan Plc. and AutoImmune effective January 29, 2000.

The research at BWH constitutes our only sponsored research activity. Other medical research institutions and firms are conducting research in this area and the question of whether they may require a license from us to commercialize their efforts cannot be determined at this time.

BWH is a shareholder of AutoImmune, and both of the scientists who made the discoveries which led to the founding of AutoImmune are affiliated with BWH.

Manufacturing and Raw Materials

Currently, we are not producing any products for clinical or commercial use on our own and have no plans to manufacture products.

Colloral LLC (our consolidated joint venture with Deseret Laboratories, Inc.) is producing Colloral and The Collagen Solution for use by consumers. As part of our capital contribution to Colloral LLC we contributed all of the equipment and procedures previously used by us to manufacture Colloral to the joint venture. Colloral LLC has contracted with Deseret for the manufacture of Colloral and The Collagen Solution using this equipment and these procedures in accordance with current FDA Good Manufacturing Practices. All of the raw materials used in the manufacture of Colloral and The Collagen Solution are, at the present time, widely available in the marketplace.

Marketing and Sales

In order to market any of our products directly, we would need to develop a marketing and sales organization. We have no plans to develop our own marketing and sales organization, but rather plan to market and sell our products by entering into agreements or joint ventures with other companies. Such arrangements may be exclusive or non-exclusive and may provide for marketing rights worldwide or in specific markets.

Colloral LLC (our consolidated joint venture with Deseret Laboratories, Inc.) began marketing Colloral in February 2003 through direct mail solicitation of individuals who had previously expressed interest in obtaining the product. In the third quarter of 2003, Colloral LLC began market testing several approaches to increase the sales of Colloral in geographically limited areas, and in the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC has begun implementing this plan and in October 2005 market launched The Collagen Solution. Full implementation of the plan may require substantial additional contributions to the joint venture.

Patents and Proprietary Rights

The establishment of a strong proprietary position is an important element of our strategy. As of December 31, 2005, we had pending three continuation United States patent applications and ten foreign applications. We have received or have exclusive rights to 187 U.S. and foreign patents, including eight U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; two U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; five U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; three U.S. patents covering treatment of multiple sclerosis by oral administration of MBP or bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; one U.S. patent covering a method for preparing Type II collagen; and one U.S. patent covering suppression of vascular disorders by mucosal administration of heat shock protein. The U.S. Patent Office has also issued a patent covering bystander suppression of Type 1 diabetes by oral administration of glucagon.

The European and Japanese Patent Offices have each granted a patent to us covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases. Oppositions (proceedings challenging their validity) were filed against these patents by a third party, but both have now been successfully concluded. Although the Japanese Patent Office initially issued a decision adverse to the patent, we eventually prevailed, and the Japanese patent has been reinstated with narrower claims. We prevailed in the opposition to its European patent and that patent remains in force essentially as issued. The European Patent Office and the Japanese Patent Office have each granted one patent to AutoImmune covering use of myelin basic protein in the treatment of multiple sclerosis. The European Patent Office has also granted one patent to AutoImmune covering bystander suppression of autoimmune disease.

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

Competition

The pharmaceutical and dietary supplement industries are highly competitive, and research on the causes of and possible treatments for autoimmune and other cell-mediated inflammatory diseases is progressing rapidly. We compete with a number of pharmaceutical and biotechnology companies that have financial, technical and marketing resources significantly greater than ours. Companies with established positions in the pharmaceutical and dietary supplement industries are better equipped than we are to develop and market products based on the application of new technologies. A significant amount of research in the field is also being conducted at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are more actively seeking patent protection and licensing arrangements to collect royalties for use of technologies they have developed. These institutions also may market competitive commercial products on their own or through joint ventures.

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

In November 2000, we notified the FDA that we would begin marketing Colloral as a dietary supplement. Dietary supplements are subject to regulation under the Dietary Supplement Health and Education Act of 1994. On February 18, 2005, we received a letter from the FDA stating that the FDA has concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that Colloral and The Collagen Solution meet the statutory definition of a dietary supplement. It is possible that Colloral LLC will be unable to market Colloral or The Collagen Solution as a dietary supplement, and that they will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral and The Collagen Solution will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC. See “Part I, Item 1A, Risk Factors” below.

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

Employees

As of March 15, 2006, we have no full-time employees. The President and the Director of Finance are currently working for AutoImmune as employees on a part-time basis pursuant to agreements that we have entered into with them.

Item 1A.	Risk Factors

Forward-Looking and Cautionary Statements.    This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to our extremely limited operations, the uncertainties of clinical trial results and product development, our dependence on third parties for licensing and other revenue, our dependence on determinations of regulatory authorities, and the risks of technological change and competition. Set forth below is a discussion of certain factors that could cause our actual results to differ materially from the results projected in such forward looking statements.

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

Developmental Stage of AutoImmune’s and its Licensees’ Products.    We have not completed the development of any product except Colloral® and The Collagen Solution. The pharmaceutical products being developed by us and our licensees require significant additional clinical testing and/or investment prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. Positive results for a product in a clinical trial do not necessarily assure that future clinical trials will yield positive results or that the government will approve the commercialization of the product. Clinical trials may be terminated at any time for many reasons, including toxicity or a lack of efficacy based upon mid-trial examinations of clinical trial data or adverse event reporting. There can be no assurance that either we or our licensees will successfully develop additional products or that our products will prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

Lack of Product Revenues.    From our inception in 1988 through December 31, 2005, we have accumulated net losses of $109,158,000. We expect to incur additional losses as we continue to sponsor research and to pursue opportunities to license and otherwise exploit our technology. Our ability to achieve profitable operations depends in part on successful completion of the development by us and others of products utilizing our technology, the ability to obtain any required regulatory approvals and the ability to manufacture and market these products. There can be no assurance that we will achieve profitable operations at any time.

Our revenues to date have been earned in connection with collaborative/licensing agreements and the granting of short term rights (see “Dependence on Collaborative Agreements” below). Payments to us under these arrangements generally depend upon royalties based upon sales of products, the achievement of certain milestones or the satisfaction of other conditions. For example, we granted certain patent rights to Teva Pharmaceutical Industries, Ltd. in return for future payments based upon the achievement of certain milestones and royalties based on sales, if any, and we entered into an agreement with BioMS Medical Corporation which provides for the payment of royalties based on sales of a product, if any. To date, there have been no sales under either of these arrangements, and on March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the product it had been developing using our intellectual property. While the filing states Teva is considering future development of non-parenteral formulations of such product, it is unclear whether any such future development would involve intellectual property licensed by us to Teva. Because revenues under these agreements are contingent upon the achievement of certain conditions, there can be no assurance that we will derive any additional revenues from these agreements.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. As a result of the amendments to the operating agreement, we are now required to consolidate Colloral LLC in accordance with FIN 46, “Consolidation of Variable Interest Entities” effective in the third quarter of 2005. Colloral LLC is now considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, certain events could arise in the future including additional modifications to the operating agreements, lapse of our commitment to fund 100% of Colloral LLC’s losses associated with the marketing program for The Collagen Solution, and other factors may require us to re-evaluate the joint venture under FIN 46 in the future. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC has begun implementing this plan and full implementation will require substantial additional contributions to the joint venture. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses. In 2003, 2004, and 2005, AutoImmune made additional capital contributions of $25,000, $100,000, and $407,000, respectively, to Colloral LLC to support sales and marketing initiatives. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

Colloral May Be Classified as a Drug Rather Than a Nutritional Supplement.    In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment On February 18, 2005, we received a letter from the FDA stating that the FDA has concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that both Colloral and The Collagen Solution meet the statutory definition of a dietary supplement. It is possible that Colloral LLC will be unable to market Colloral or The Collagen Solution as dietary supplements, and that they will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral and The Collagen Solution will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

Additional Financing Requirements and Access to Capital.    Since inception, we have raised net proceeds of approximately $116 million from the sale of equity securities in private placements and public stock offerings. We do not believe we currently have the ability to raise significant additional funds. Based upon our budget for calendar year 2006, we believe that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet our operating expenses and capital requirements for at least five years. Thereafter, or if our operations change substantially, we will need to raise substantial additional capital to fund our operations, including clinical trials and commercialization efforts. There can be no assurance that such capital will be available on acceptable terms, if at all.

Dependence on Collaborative Agreements.    Currently, we are wholly dependent upon collaborative agreements or arrangements with others. We have granted Teva Pharmaceutical Industries, Ltd. exclusive worldwide rights to certain of our patents covering the multiple sclerosis and myasthenia gravis applications of our technology. These rights were granted in return for payments based upon the achievement of certain milestones and royalties based on sales, if any. On March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the product it had been developing using our intellectual property, but is considering future development of non-parenteral formulations of the product. It is unclear whether any such future development would involve intellectual property licensed by us to Teva. We also have granted BioMS Medical Corporation exclusive worldwide rights to certain patents covering a product to treat multiple sclerosis. The agreement with BioMS provides for monthly diligence payments and royalties based on sales, if any. Obligations to make diligence payments will cease if BioMS terminates the agreement. Most recently, we entered into a joint venture with Deseret Laboratories, Inc. by forming Colloral LLC to manufacture, market and sell Colloral as a nutraceutical. There can be no assurance that we will be able to negotiate other acceptable arrangements in the future or that any of our current or future collaborative agreements or arrangements will be successful.

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

Patents and Proprietary Rights.    Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate or enable others to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. We have received or have exclusive rights to 187 U.S. and foreign patents. We have filed and are actively pursuing numerous applications for additional U.S. and foreign patents, and are an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, the emerging policy of the United States Patent Office and the federal courts appears to favor narrowing claims in biotechnology patents. Thus, there can be no assurance that any patents issued to us will provide us with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents, that our licensees will not terminate their licenses or that they will be successful in producing and marketing products that trigger the payment of royalties to us, or that any of our patent applications will result in the issuance of patents. Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of our products, or those of our licensees, or, if patents are issued to us, design around the patented products developed by us.

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

Technological Change and Competition.    The biotechnology, pharmaceutical and dietary supplement industries are subject to rapid and significant technological change. Our competitors are numerous and include, among others, major pharmaceutical companies, biotechnology firms, dietary supplement firms, universities and other research institutions in the United States and abroad. There can be no assurance that our competitors will not develop technologies and products that would render our technology and products obsolete or noncompetitive. Most of our competitors have substantially greater financial and technical resources and production and marketing capabilities than we have. In addition, most of our competitors have significantly greater experience than we do in conducting preclinical testing and clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, our competitors may obtain FDA approval for products more rapidly than we do.

We currently have no internal research and development activities or capabilities. We rely upon sponsored research with The Brigham and Women’s Hospital for our research and development activities. Since June 30, 2004 there has been no funding provided to BWH under our agreement for sponsored research. It is currently anticipated that research funding will be reinitiated in 2006.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties.

We are currently operating with minimal employees and activities utilizing the personal office spaces of the President and the Director of Finance and, therefore, have no leases. Our consolidated joint venture, Colloral LLC, outsources all of its operations and also has no lease obligations. Our principal executive office is located at the President’s personal office in Pasadena, California.

Item 3.	Legal Proceedings.

We are not a party to any litigation or legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AutoImmune’s shareholders during the fourth quarter of fiscal year 2005.

Item 4A.	Executive Officers of the Registrant.

The executive officers of AutoImmune are as follows:

Robert C. Bishop, Ph.D., age 63, is AutoImmune’s President, Chief Executive Officer and Chairman of the Board. Dr. Bishop was elected President and Chief Executive Officer and to the Board of Directors in May 1992. In May 1999, Dr. Bishop was elected Chairman of the Board. Effective December 31, 1999, Dr. Bishop ceased being a full-time employee of AutoImmune and began working in the same capacity on a part-time basis. For more than five years prior to joining AutoImmune, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President of Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President of Allergan Therapeutics Group from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree in psychology and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Millipore Corporation, a purification technologies/systems company serving the biopharmaceutical and analytical laboratories markets, a director of Caliper Life Sciences Corporation, a microfluidics company developing lab-on-a-chip instrument systems, and a director of Optobionics Corporation, a privately held developer of ophthalmic device products. Dr. Bishop is also a Manager/Trustee of MFS/Compass Funds Complex (a series of portfolios advised by MFS Investment Management).

Diane M. McClintock, CPA, age 38, joined the Company in June 2005 and was appointed the Company’s Treasurer and Director of Finance on August 18, 2005. From 1998 through 2005, Ms. McClintock was a Director in the Transaction Services practice at PricewaterhouseCoopers LLP where she provided financial advice and assistance to clients regarding potential transactions. From 1995 through 1998, Ms. McClintock was employed by Ernst & Young LLP where she was an Audit Manager. Ms. McClintock received her B.S. degree in Business Administration with a Concentration in Accounting from the University of New Hampshire.

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

The following table shows the quarterly high and low sales price on the Nasdaq SmallCap Market (before May 26, 2004) and the OTC Bulletin Board (beginning May 26, 2004) for a share of our common stock (based on intra-day trading) for the fiscal years ended December 31, 2004 and 2005.

	Price range of common stock
	High	Low
Fiscal year ending December 31, 2004
First quarter	$1.90	$1.15
Second quarter	$1.32	$0.65
Third quarter	$0.95	$0.75
Fourth quarter	$0.95	$0.78
Fiscal year ending December 31, 2005
First quarter	$1.45	$0.87
Second quarter	$1.14	$0.83
Third quarter	$1.20	$0.87
Fourth quarter	$1.00	$0.91

As of March 16, 2006, there were 201 record holders and approximately 3,100 total shareholders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain our earnings, if any, and therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Item 6.	Selected Financial Data.

The selected financial data set forth below have been derived from our audited consolidated financial statements. The balance sheets at December 31, 2004 and December 31, 2005 and the related statements of operations and of cash flows for the three years ended December 31, 2003, December 31, 2004 and December 31, 2005 and notes thereto appear elsewhere in this Form 10-K. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and AutoImmune’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

	For the year ended December 31,
	2001	2002	2003	2004	2005(1)
Statement of Operations Data:
Revenue:
License rights	$1,348,000	$70,000	$1,445,000	$130,000	$160,000
Other Revenues	—	—	—	—	19,000

Total revenue	1,348,000	70,000	1,445,000	130,000	179,000

Costs and expenses:
Research and development:
Related party	135,000	61,000	135,000	36,000	12,000
All other	237,000	327,000	179,000	290,000	142,000
General and administrative	589,000	661,000	605,000	608,000	890,000

Total costs and expenses	961,000	1,049,000	919,000	934,000	1,044,000

Income (loss) from operations	387,000	(979,000)	526,000	(804,000)	(865,000)
Interest income	461,000	190,000	127,000	138,000	304,000
Equity in net loss of unconsolidated affiliate	—	—	(25,000)	(95,000)	(130,000)
Other income (expense)	—	(100,000)	—	—	25,000

Net income (loss)	$848,000	$(889,000)	$628,000	$(761,000)	$(666,000)

Net income (loss) per share—basic	$0.05	$(0.05)	$0.04	$(0.04)	$(0.04)

Net income (loss) per share—diluted	$0.05	$(0.05)	$0.04	$(0.04)	$(0.04)

Weighted average common shares outstanding—basic	16,909,541	16,919,623	16,919,623	16,919,623	16,919,623

Weighted average common shares outstanding—diluted	17,253,299	16,919,623	17,398,633	16,919,623	16,919,623

	December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$10,792,000	$10,018,000	$10,744,000	$9,996,000	$9,285,000
Working capital	10,697,000	9,912,000	10,695,000	9,925,000	9,264,000
Total assets	10,934,000	10,099,000	10,779,000	10,038,000	9,421,000
Deficit accumulated during development stage	(107,474,000)	(108,363,000)	(107,735,000)	(108,496,000)	(109,162,000)
Total stockholders’ equity	10,797,000	9,912,000	10,695,000	9,930,000	9,264,000

(1)

Effective in the third quarter of 2005, we began consolidating Colloral LLC, our joint venture with Deseret Laboratories Inc. We are required to consolidate 100% of Colloral LLC’s losses until such time as the minority shareholder’s capital contribution exceed accumulated losses. Accordingly, no minority interest in net loss is recorded during the year ended December 31, 2005. Prior to the third quarter of 2005, we accounted for our interest in Colloral LLC under the equity method of accounting. Our share of Colloral LLC’s net loss through June 30, 2005 is included in the caption equity in net loss of unconsolidated affiliate.

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

From our inception through December 31, 2005, we have incurred ongoing losses from operations and have cumulative losses as of December 31, 2005 totaling $109,158,000. To date, we have not recorded any revenue from the sale of products, other than those earned in the third and fourth quarters of 2005 through our joint venture, Colloral LLC. The majority of revenues recorded through December 31, 2005 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment has historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. As a result of the amendments to the operating agreement, we are now required to consolidate Colloral LLC in accordance with FIN 46 “Consolidation of Variable Interest Entities” effective in the third quarter of 2005. Colloral LLC is now considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, certain events could arise in the future including additional modifications to the operating agreements, lapse of our commitment to fund 100% of Colloral LLC’s losses associated with the marketing program for The Collagen Solution, and other factors may require us to re-evaluate the joint venture under FIN 46 in the future. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC has begun implementing this plan and full implementation will require substantial additional contributions to the joint venture. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses. In 2003, 2004, and 2005, AutoImmune made additional capital contributions of $25,000, $100,000, and $407,000, respectively, to Colloral LLC to support sales and marketing initiatives. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

The following table contains selected financial data for Colloral LLC, of which the balance sheet amounts as of December 31, 2005 and Colloral LLC’s operating results for the six months ended December 31, 2005 have been consolidated into our financial statements:

	For the year ended December 31,
	2003	2004	2005
Statement of Operations Data:
Revenue	$19,000	$24,000	$34,000
General and administrative expense	72,000	189,000	584,000
Net loss	(53,000)	(165,000)	(550,000)

Six months ended December 31, 2005
Statement of Operations Data:
Revenue	$19,000
General and administrative expense	312,000
Net loss	(293,000)

	December 31, 2004	December 31, 2005
Balance Sheet Data:
Current assets	$6,000	$40,000
Long term assets	—	—
Current liabilities	1,000	54,000
Long term liabilities	—	—

On February 18, 2005, we received a letter from the FDA stating that the FDA has concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that both Colloral and The Collagen Solution meet the statutory definition of a dietary supplement. It is possible that Colloral LLC will be unable to market Colloral or The Collagen Solution as a dietary supplement, and that they will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral and The Collagen Solution will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

Years Ended December 31, 2004 and 2005

Revenue was $130,000 and $179,000 for the years ended December 31, 2004 and 2005, respectively. The revenue in 2004 and 2005 was primarily comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis. Our revenue in 2005 also includes $19,000 of product revenues generated through our joint venture, Colloral LLC, whose results are consolidated with ours for the third and fourth quarters of 2005.

Research and development expenses were $326,000 and $154,000 for the years ended December 31, 2004 and 2005, respectively. The decreases are due to the timing of patent related legal costs, a decline in legal costs to sustain our patents, and by the decision to not fund our research and development agreement with The Brigham and Womens Hospital. We are currently discussing new clinical research options with Brigham and Womens and may into another agreement during 2006.

General and administrative expenses were $608,000 and $890,000 for the years ended December 31, 2004 and 2005, respectively. The increase is primarily a result of Colloral LLC general and administrative costs of

$312,000 which have been consolidated into our operating results commencing with the third quarter of 2005, offset partially by a decrease in legal costs and filing fees as compared to costs and fees paid in 2004.

Interest income was $138,000 and $304,000 for the years ended December 31, 2004 and 2005, respectively. The increase is primarily due to improvements in market interest rates and returns on investment for U.S. Treasury obligations and other short term instruments.

Equity in net loss of unconsolidated affiliate was $95,000 and $130,000 for the years ended December 31, 2004 and 2005, respectively, which reflects our equity in accumulated net losses of Colloral LLC through June 30, 2005. The operating results of Colloral LLC are consolidated in our operating results commencing in the quarter ended September 30, 2005.

Other income was $25,000 for the year ended December 31, 2005. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. On August 26, 2005, we received the first of two planned distributions of the proceeds in the amount of $25,000 which we have recorded as other income. The final distribution is expected in February 2007, however, due to the uncertainty of collection surrounding the final payment, we will not recognize the additional gain until the final distribution is paid to us.

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

Equity in net loss of unconsolidated affiliate in 2003 was $25,000, which reflects our September 2003 capital contribution to Colloral LLC to support a sales and marketing initiative. Our previously unrecorded equity in prior accumulated net losses of Colloral LLC was greater than $25,000; therefore, the additional investment was reduced by the full $25,000. Equity in net loss of unconsolidated affiliate in 2004 was $95,000, which reflects our November 2004 capital contribution of $100,000 to Colloral LLC to support further sales and marketing initiatives. Our equity in prior accumulated net losses of Colloral LLC was $95,000. The additional investment, therefore, was reduced by the $95,000 and was recognized as equity in net loss of unconsolidated affiliate.

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

We hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral and The Collagen Solution as dietary supplements. In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC has begun implementing that marketing plan, and we have agreed to provide 100% of the funding associated with the marketing program for The Collagen Solution. In return for committing to fund 100% of the costs of this marketing plan, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses. Full implementation of the marketing plan may require substantial additional contributions to the joint venture.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During 2005, we used $606,000 of cash for operations. We expect to continue to use our current cash and marketable investments on hand to fund our future operations and development efforts. Based upon our budget for the calendar year 2006 and current expectations for future years, we believe that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of December 31, 2005, our cash and cash equivalents and marketable securities totaled $9,285,000. Current liabilities at December 31, 2005 were $157,000.

Contractual Obligations

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations • Contractual payments payable to Howard L. Weiner(1)	$12,000	$12,000	—	—	—
• Commitment to fund the Colloral LLC marketing program(2)	$175,000	$175,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Total	$187,000	$187,000	—	—	—

(1)	Payments made on a quarterly basis pursuant to the Amended Consulting Agreement, dated July 1992, which amends the Amended and Restated Consulting Agreement, dated November 1998, between AutoImmune Inc. and Howard L. Weiner. This agreement will continue until terminated by either party in writing, effective on the following June 30th.
(2)	Payments to fund the Colloral LLC marketing program pursuant to the Sales and Marketing Agreement between Colloral LLC and Business Development Resources, Inc. dated August 9, 2005.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. Effective for the third quarter of 2005, we are required to consolidate Colloral LLC, a joint venture for the development and marketing of dietary supplements.

Critical Accounting Policies and Estimates

Revenue Recognition

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

Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones, or royalties on net product sales. We evaluate revenue from agreements entered into or modified after June 15, 2003 that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” To account for multiple deliverables separately, EITF 00-21 requires that the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery or performance of the undelivered item is probable and within our control. If the components of the arrangement qualify as separate units of accounting under EITF 00-21, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the contract which is not payable until the undelivered elements are delivered.

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

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

Revenue from service contracts is recognized as the related services are performed.

Asset Impairments

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In evaluating whether a decline in fair value below cost basis is other than temporary, we employ a methodology that considers available evidence regarding our marketable securities. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than the cost basis; the financial health of and business outlook for the issuer of the securities, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to hold the investment to recovery. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established.

Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and, in December 2003, the FASB issued FIN No. 46R. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary. We adopted FIN No. 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003, which included our interest in Colloral LLC. The adoption of FIN No. 46R did not have an initial material effect on our financial condition or results of operations. Our interest in Colloral LLC did not qualify as a VIE and therefore we continued to account for our investment in Colloral LLC under the equity method of accounting until August 2005.

In August 2005 we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. As a result of the amendments to the operating agreement, Colloral LLC is now considered a VIE, of which we are the primary beneficiary. We are now required to consolidate Colloral LLC for financial reporting purposes, effective in the third quarter of 2005. Certain events could arise in the future, including additional modifications to the operating agreements, lapse of our commitment to fund 100% of Colloral LLC’s losses associated with the marketing program for The Collagen Solution, and other factors which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

Recent Accounting Pronouncements

SFAS No. 123R (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the equity award (with limited exceptions). In April 2005, the SEC issued a rule that allows companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We have adopted the modified prospective basis effective January 1, 2006 and will estimate the fair value of stock options using a Black Scholes valuation model. Our adoption of SFAS No. 123R is expected to result in compensation expense that will reduce diluted net income per share. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards we may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax impact. The pro forma presentation included above under “Stock Compensation” approximates what impact SFAS No. 123R would have had on the periods presented.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the company’s consolidated financial statements will depend on the nature and significance of future accounting changes subject to this statement.

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

Not Applicable.

Item 9A.	Controls and Procedures.

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Director of Finance and Treasurer have concluded that, as of December 31, 2005, our disclosure controls and procedures operated effectively to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management to allow timely decisions regarding such required disclosures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information called for by this Item and not provided above in Item 4A is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2005.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2005.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2005.

Item 14.	Principal Accounting Fees and Services.

This information required by this item is incorporated by reference to our proxy statement which we intend to file with the Security and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Our consolidated financial statements and notes to our consolidated financial statements filed with this report are set forth as follows:

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2004 and 2005	F-3

Consolidated Statements of Operations for the three years ended December 31, 2003, 2004 and 2005 and for the period from September 9, 1988 (date of inception) to December 31, 2005	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the period from September 9, 1988 (date of inception) to December 31, 2005	F-5

Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2004 and 2005 and for the period from September 9, 1988 (date of inception) to December 31, 2005	F-6

Notes to the Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or are inapplicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number	Exhibit Description
3.1	—Restated Certificate of Incorporation(1)
3.2	—By-Laws(2)
4.1	—Specimen Common Stock Certificate(2)
4.2	—Rights Agreement dated as of May 19, 1995(3)
10.1	—Amended and Restated 1988 Stock Option Plan effective December 14, 1992(1)*
10.2	—Agreement, dated March 18, 1992, between AutoImmune Inc. and Schering Corporation(2)+
10.3	—Amended and Restated Research and Development Agreement, dated July 1, 1992, between AutoImmune Inc. and The Brigham and Women’s Hospital, Inc.(2)
10.4	—Research Agreement, dated October 21, 1992, and Royalty Agreement, dated 1992, between AutoImmune Inc. and Joslin Diabetes Center(2)
10.5	—Research Agreement, dated July 1, 1992, Royalty Agreement, dated June 6, 1990, and Research Agreement, dated July 1990, between AutoImmune Inc. and the Beth Israel Hospital(2)
10.6	—Cooperative Research and Development Agreement, effective July 1, 1990, among the National Eye Institute of the National Institutes of Health, The Brigham and Women’s Hospital and AutoImmune Inc.(2)
10.7	—Amended Consulting Agreement, dated July 1992, and Amended and Restated Consulting Agreement, dated November 1988, between AutoImmune Inc. and Howard L. Weiner, M.D.(2)
10.8	—Amended Consulting Agreement, dated July 1992, and Amended and Restated Consulting Agreement, dated November 1988, between AutoImmune Inc. and David A. Hafler, M.D.(2)

Exhibit Number	Exhibit Description
10.9	—Consulting Agreement, dated February 1, 1989, between AutoImmune Inc. and James P. Tam, Ph.D.(2)
10.10	—Scientific Advisory Board Agreement, dated August 5, 1992, and Consulting Service Agreement, dated August 5, 1992, between AutoImmune Inc. and Jack L. Strominger, M.D.(2)
10.11	—Scientific Advisory Board Agreement, dated August 11, 1992, between AutoImmune Inc. and Herman N. Eisen, M.D.(2)
10.12	—Scientific Consultant Agreement, dated July 16, 1992, between AutoImmune Inc. and Henry Oettinger, Ph.D.(2)
10.13	—Stock Option Plan for Nonemployee Directors (4)*
10.14	—1998 Stock Option Plan(9)*
10.15	—Development and License Agreement dated as of December 4, 1998 between AutoImmune Inc. and Teva Pharmaceutical Industries Ltd.(10)+
10.16	—Consulting Agreement dated January 3, 2000 between AutoImmune Inc. and Robert C. Bishop, Ph.D.(11)*
10.17	—Consulting Agreement dated November 20, 1999 between AutoImmune Inc. and Heather A. Ellerkamp(11)*
10.18	—Consulting Agreement dated September 20, 1999 between AutoImmune Inc. and Fletcher Spaght, Inc.(11)
10.19	—Letter Agreement dated January 31, 2000 between AutoImmune Inc. and Fletcher Spaght, Inc.(12)+
10.20	—Agreement for Assignment of Patent Rights, dated effective as of January 29, 2000 among The Brigham and Women’s Hospital, Inc., AutoImmune Inc. and Neuralab Limited(12)+
10.21	—Letter Agreement dated March 16, 2000 between AutoImmune Inc. and Brigham and Women’s Hospital Inc.(12)+
10.22	—Agreement dated August 1, 2000 between AutoImmune Inc. and Rycor Technology Instruments Corp. (now known as BioMS Medical Corporation)(13)+
10.23	—Limited Liability Company Operating Agreement of Colloral LLC, dated August 19, 2002 (14)+
10.24	—License Agreement, dated August 19, 2002 between AutoImmune Inc. and Colloral LLC (14)
10.25	—Trademark License Agreement, dated August 19, 2002, between AutoImmune Inc. and Colloral LLC (14)
10.26	—Amendment to Research and Development Agreement, dated effective July 1, 2003, between The Brigham and Women’s Hospital and AutoImmune Inc.(15)
10.27	—Summary of Nonemployee Director Fees*
10.28	—Letter Agreement, dated August 18, 2005, between AutoImmune Inc. and Diane M. McClintock (16)*
10.29	—First Amendment to Limited Liability Company Operating Agreement of Colloral LLC, dated August 29, 2005, by and between AutoImmune Inc. and Deseret Laboratories, Inc. (17)
23.1	—Consent of Independent Registered Public Accounting Firm
31.1	—Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	—Certification of Director of Finance pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	—Certification of the Chief Executive Officer and Director of Finance pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).
(2)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-1 (File No. 33-55430).
(3)	Incorporated by reference to AutoImmune’s Current Report in Form 8-K filed with the Securities and Exchange Commission on May 26, 1995 (File No. 0-20948).
(4)	Incorporated by reference to Appendix A to AutoImmune’s definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.
(5)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 17, 1994 (Registration No. 33-82972).
(6)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
(7)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1995.
(8)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1997.
(9)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1998 (Registration No. 333-68309).
(10)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1998.
(11)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1999.
(12)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(13)	Incorporated by reference into AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended.
(14)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(15)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(16)	Incorporated by reference to AutoImmune’s Current Report in Form 8-K filed with the Securities and Exchange Commission on August 24, 2005.
(17)	Incorporated by reference to AutoImmune’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005.
+	We have been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and have separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2006.

AUTOIMMUNE INC.

By:	/s/ ROBERT C. BISHOP
Robert C. Bishop, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT C. BISHOP Robert C. Bishop Principal Executive Officer	Director, Chairman, President and Chief Executive Officer	March 23, 2006

/s/ DIANE M. MCCLINTOCK Diane M. McClintock Principal Financial and Accounting Officer	Director of Finance and Treasurer	March 23, 2006

/s/ HUGH A. D’ANDRADE Hugh A. D’Andrade	Director	March 23, 2006

/s/ ALLAN R. FERGUSON Allan R. Ferguson	Director	March 23, 2006

/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 23, 2006

AutoImmune Inc.

(a development stage company)

Index to Consolidated Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2004 and 2005	F-3

Consolidated Statements of Operations for the three years ended December 31, 2003, 2004 and 2005 and for the period from September 9, 1988 (date of inception) to December 31, 2005	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the period from September 9, 1988 (date of inception) to December 31, 2005	F-5

Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2004 and 2005 and for the period from September 9, 1988 (date of inception) to December 31, 2005	F-6

Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AutoImmune Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of AutoImmune Inc. (a development stage company) and its subsidiary at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 and cumulatively, for the period from September 9, 1988 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 23, 2006

AutoImmune Inc.

(a development stage company)

Consolidated Balance Sheets

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$9,996,000	$9,285,000
Prepaid expenses and other current assets	37,000	136,000

Total current assets	10,033,000	9,421,000
Other assets	5,000	—

Total assets	$10,038,000	$9,421,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,000	$57,000
Accrued professional fees	85,000	85,000
Deferred revenue	13,000	15,000

Total current liabilities	108,000	157,000

Commitments and contingencies (Notes 5 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2005	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2004 and 2005	169,000	169,000
Additional paid-in capital	118,257,000	118,257,000
Deficit accumulated during the development stage	(108,496,000)	(109,162,000)

Total stockholders’ equity	9,930,000	9,264,000

Total liabilities and stockholders’ equity	$10,038,000	$9,421,000

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Operations

	For the year ended December 31,			Period from September 9, 1988 (date of inception) to December 31, 2005
	2003	2004	2005
Revenue:
License rights	$1,445,000	$130,000	$160,000	$7,163,000
Option fees	—	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	—	955,000
Product revenue	—	—	19,000	19,000

Total revenue	1,445,000	130,000	179,000	10,337,000

Costs and expenses:
Research and development:
Related party	135,000	36,000	12,000	19,971,000
All other	179,000	290,000	142,000	92,452,000
General and administrative	605,000	608,000	890,000	19,687,000

Total costs and expenses	919,000	934,000	1,044,000	132,110,000

Income (loss) from operations	526,000	(804,000)	(865,000)	(121,773,000)

Interest income	127,000	138,000	304,000	13,243,000
Interest expense	—	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	(25,000)	(95,000)	(130,000)	(250,000)
Other income (expense)	—	—	25,000	(75,000)

	102,000	43,000	199,000	12,615,000

Net income (loss)	$628,000	$(761,000)	$(666,000)	$(109,158,000)

Net income (loss) per share—basic	$0.04	$(0.04)	$(0.04)

Net income (loss) per share—diluted	$0.04	$(0.04)	$(0.04)

Weighted average shares outstanding—basic	16,919,623	16,919,623	16,919,623

Weighted average shares outstanding—diluted	17,398,633	16,919,623	16,919,623

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Changes In Stockholders’ Equity

For the period from September 9, 1988 (date of

inception) to December 31, 2005

	Common Stock		Additional paid-in capital	Comprehensive income (loss)	Deficit accumulated during the development stage	Accumulated other comprehensive income	Total stockholders’ equity
	Number of shares	Par value
Issuance of common stock during 1988	168,750	$2,000	$—		$(1,000)	$—	$1,000
Conversion of junior convertible preferred stock to common stock during 1991	506,250	5,000			(3,000)		2,000
Issuance of common stock during 1992	91,116	1,000	100,000				101,000
Conversion of mandatorily redeemable convertible preferred stock to common stock during 1993	6,353,568	63,000	12,496,000				12,559,000
Issuance of common stock, net of issuance costs during 1993	3,022,000	30,000	35,669,000				35,699,000
Issuance of common stock during 1994	67,500	1,000	2,000				3,000
Issuance of common stock, net of issuance costs during 1995	6,072,883	61,000	68,530,000				68,591,000
Issuance of common stock during 1996	75,978	1,000	441,000				442,000
Issuance of common stock during 1997	34,851	—	92,000				92,000
Issuance of common stock during 1998	156,099	2,000	221,000				223,000
Issuance of common stock during 1999	108,877	1,000	163,000				164,000
Issuance of common stock during 2000	101,751	1,000	193,000				194,000
Issuance of common stock during 2001	160,000	1,000	3,000				4,000
Valuation of warrants issued during 2001			192,000				192,000
Net loss for the period from September 9, 1988 (date of inception) through December 31, 2002				$(108,359,000)	(108,359,000)		(108,359,000)
Other comprehensive income (loss)				4,000		4,000	4,000

Comprehensive loss				(108,355,000)

Balance at December 31, 2002	16,919,623	169,000	118,102,000		(108,363,000)	4,000	9,912,000
Comprehensive income:
Net income				628,000	628,000		628,000
Other comprehensive income (loss)				—		—	—

Comprehensive income				628,000

Valuation of warrants issued			155,000				155,000

Balance at December 31, 2003	16,919,623	169,000	118,257,000		(107,735,000)	4,000	10,695,000
Comprehensive loss:
Net loss				(761,000)	(761,000)		(761,000)
Other comprehensive income (loss):
Net change in unrealized gain on marketable securities				(4,000)		(4,000)	(4,000)

Comprehensive loss				(765,000)

Balance at December 31, 2004	16,919,623	169,000	118,257,000		(108,496,000)	$—	9,930,000
Comprehensive loss:
Net loss				(666,000)	(666,000)		(666,000)
Other comprehensive income (loss):

Comprehensive loss				$(666,000)

Balance at December 31, 2005	16,919,623	$169,000	$118,257,000		$(109,162,000)	$—	$9,264,000

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Cash Flows

Cash flows from operating activities:	For the year ended December 31,			Period from September 9, 1988 (date of inception) to December 31, 2005
	2003	2004	2005
Net income (loss)	$628,000	$(761,000)	$(666,000)	$(109,158,000)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Interest expense related to demand notes converted into mandatorily redeemable convertible preferred stock	—	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	155,000	—	—	347,000
Depreciation and amortization	—	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	—	642,000
Decrease in patent costs	—	—	—	563,000
Impairment of investment in OraGen	—	—	—	100,000
Equity in net loss of unconsolidated affiliate	25,000	95,000	130,000	250,000
(Increase) decrease in prepaid expenses and other current assets	46,000	(2,000)	(99,000)	(136,000)
Increase (decrease) in accounts payable	(31,000)	(1,000)	47,000	57,000
Increase (decrease) in accrued expenses	(72,000)	12,000	(20,000)	65,000
Increase in deferred revenue	—	13,000	2,000	15,000

Net cash provided (used) by operating activities	751,000	(644,000)	(606,000)	(102,740,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(11,426,000)	(1,974,000)	—	(318,648,000)
Proceeds from sale/maturity of available-for-sale marketable securities	7,947,000	10,434,000	—	307,637,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	—	11,011,000
Proceeds from sale of equipment	—	—	—	306,000
Investment in OraGen	—	—	—	(100,000)
Investment in Colloral LLC	(25,000)	(100,000)	(105,000)	(230,000)
Purchases of fixed assets	—	—	—	(5,288,000)
Increase in patent costs	—	—	—	(563,000)
Increase in other assets	—	—	—	(125,000)

Net cash provided (used) by investing activities	(3,504,000)	8,360,000	(105,000)	(6,000,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	—	2,872,000
Payments on obligations under capital leases	—	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	—	10,011,000
Proceeds from bridge notes	—	—	—	300,000
Proceeds from issuance of common stock	—	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	—	2,200,000

Net cash provided by financing activities	—	—	—	118,025,000

Net increase (decrease) in cash and cash equivalents	(2,753,000)	7,716,000	(711,000)	9,285,000
Cash and cash equivalents at beginning of period	5,033,000	2,280,000	9,996,000	—

Cash and cash equivalents at end of period	$2,280,000	$9,996,000	$9,285,000	$9,285,000

See Note 2 for supplemental disclosure of non-cash financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

We have not yet completed the development of any product, except Colloral® and The Collagen Solution. We contributed all of the equipment used to manufacture Colloral and The Collagen Solution and certain Colloral-related intellectual property to Colloral LLC, a joint venture between AutoImmune and Deseret Laboratories, Inc. formed in August 2002. Colloral LLC is currently the exclusive manufacturer, marketer and seller of Colloral and The Collagen Solution. Our other products will require significant additional clinical testing and investment prior to commercialization. To date, we have been dependent on collaborative agreements for the majority of our basic research and have primarily used contract manufacturers to produce our products for clinical trials.

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

In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that Colloral and The Collagen Solution meet the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC will be unable to market Colloral or The Collagen Solution as a dietary supplement and that they will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral and The Collagen Solution will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the accounts of AutoImmune, Inc and our joint venture with Deseret Laboratories, Inc. (“Deseret”), Colloral LLC. As a result of the adoption of FIN 46, “Consolidation

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

of Variable Interest Entities,” we consolidate Colloral LLC as it qualifies as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In evaluating whether a decline in fair value below cost basis is other than temporary, we employ a methodology that considers available evidence regarding our marketable securities. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than the cost basis; the financial health of and business outlook for the issuer of the securities, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to hold the investment to recovery. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio, if, among other things, relevant information related to the marketable securities was not publicly available or if other factors not considered would have been relevant to the determination of impairment.

Fair Value of Financial Instruments

At December 31, 2005, our financial instruments primarily consisted of cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses. The carrying amounts of these instruments approximate their fair values.

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

Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates and products using our technology. The terms of the agreements typically include non-refundable license

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

fees, funding of research and development, payments based upon achievement of certain milestones, or royalties on net product sales. We evaluate revenue from agreements entered into on or after June 15, 2003 that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” To account for multiple deliverables separately, EITF 00-21 requires that the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery or performance of the undelivered item is probable and within our control. If the components of the arrangement qualify as separate units of accounting under EITF 00-21, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the contract which is not payable until the undelivered elements are delivered. To date, no agreements have been accounted for under EITF 00-21.

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

Revenue generated in 2003, 2004 and 2005 was derived from agreements with a subsidiary of Elan Plc and BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) (see Note 10). In addition, product revenues were earned through our consolidated joint venture, Colloral LLC, in 2005.

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

	Year ended December 31,
	2003	2004	2005
Net income (loss):
As reported	$628,000	$(761,000)	$(666,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(89,000)	(44,000)	(42,000)

Pro forma	$539,000	$(805,000)	$(708,000)

Net income (loss) per share—basic
As reported	$0.04	$(0.04)	$(0.04)
Pro forma	0.03	(0.05)	(0.04)
Net income (loss) per share—diluted
As reported	$0.04	$(0.04)	$(0.04)
Pro forma	0.03	(0.05)	(0.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2004 and 2005: no dividend yield for all years; expected volatility of 75%; risk free interest rates ranging from 1.62% to 4.02% and a weighted average expected option term ranging from 3 to 6 years for options granted during all years. Because additional option grants are expected to be made each year, the pro forma impact on the three years ended December 31, 2005 is not representative of the pro forma effects which may be expected in future years.

Net Income (Loss) Per Share—Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the years ended December 31, 2004 and 2005, shares used to compute diluted earnings per share excluded 1,930,100 and 2,012,600 stock options and warrants, respectively, as their inclusion would have been anti-dilutive due to the net losses incurred in these years. For the year ended December 31, 2003, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options with exercise prices less than the average market value of the common stock. For the year ended December 31, 2003, stock options and warrants to purchase 942,462 weighted shares of common stock were outstanding with exercise prices greater than the fair value of the common stock and, accordingly, were excluded from the calculation of diluted net income per share.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

Accounting For Our Interest in Colloral LLC

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and, in December 2003, the FASB issued FIN No. 46R. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary. We adopted FIN No. 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003, which included our interest in Colloral LLC. The adoption of FIN No. 46R did not have an initial material effect on our financial condition or results of operations. Our interest in Colloral LLC did not qualify as a VIE and therefore we continued to account for our investment in Colloral LLC under the equity method of accounting until August 2005.

In August 2005 we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. As a result of the amendments to the operating agreement, Colloral LLC is now considered a VIE, of which we are the primary beneficiary. We are now required to consolidate Colloral LLC for financial reporting purposes, effective in the third quarter of 2005. Certain events could arise in the future, including additional modifications to the operating agreements, lapse of our commitment to fund 100% of Colloral LLC’s losses associated with the marketing program for The Collagen Solution, and other factors which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

Due to the fact that the minority shareholder’s portion of the accumulated losses exceeds its contributed capital and it is not required to fund the losses, we are required to consolidate 100% of Colloral LLC’s losses until such time as the minority shareholder’s capital contributions exceed accumulated losses.

Recent Accounting Pronouncement

SFAS No. 123R (revised 2004) “Share-Based Payment” was issued in December 2004. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the equity award (with limited exceptions). In April 2005, the SEC issued a rule that allows companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We have adopted the modified prospective basis effective January 1, 2006 and will estimate the fair value of stock options using a Black Scholes valuation model. Our adoption of SFAS No. 123R is expected to result in compensation expense that will reduce diluted net income per share. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards we may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax impact. The pro forma presentation included above under “Stock Compensation” approximates what impact SFAS No. 123R would have had on the periods presented.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

Supplemental Disclosure of Cash Flow Information

We have paid interest of $255,000 since inception. In 2003, 2004 and 2005, we did not pay any interest. We paid income taxes of $11,000 in 1996, which are the only income taxes we have paid.

3.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at fair market value, which approximated amortized cost at December 31, 2005. As of December 31, 2004 and 2005, all investments have original maturities of 90 days or less and, therefore, are classified as cash equivalents.

Marketable securities that were purchased and sold in periods prior to adoption of SFAS No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

4.	Other Assets

At December 31, 2004 and 2005, we had two investments, one in OraGen Corporation and one in Colloral LLC.

OraGen Corporation (“OraGen”) is a private company in which our interest is less than 20% of its common stock and is accounted for under the cost method. In 2002, we determined that the entire value of our investment in OraGen should be reduced to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. On August 26, 2005, we received the first of two planned distributions of the proceeds in the amount of $25,000 which we have recorded as other income. The final distribution is expected in February 2007, however, due to the uncertainty of collection surrounding the final payment, we will not recognize the additional gain until the final distribution is paid to us.

Colloral LLC is a joint venture formed in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral® as a

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

dietary supplement. In 2002, AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and was committed to providing additional amounts. In 2003, 2004, and 2005, AutoImmune made additional capital contributions of $25,000, $100,000, and $407,000, respectively, to Colloral LLC to support sales and marketing initiatives.

In August 2005 we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. In connection with the marketing program, Colloral LLC executed a sales and marketing agreement under which we are committed to funding a minimum of $550,000. As of December 31, 2005, we have funded approximately $375,000 of this commitment. We may make additional capital contributions above the commitment level in the future.

Our interest in Colloral LLC is greater than 50%, but AutoImmune does not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. We initially recorded the investment in Colloral at a cost of $0 and have increased it to reflect the cash contributions paid and reduced it to reflect our share of the losses. Profits and losses are allocated in accordance with the amended operating agreement. As a result of the amendments to the operating agreement, we are now required to consolidate Colloral LLC for financial reporting purposes in accordance with FIN 46 effective in the third quarter of 2005. Colloral LLC is now considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, certain events could arise in the future, including additional modifications to the operating agreements, lapse of our commitment to fund 100% of Colloral LLC’s losses associated with the marketing program for The Collagen Solution, and other factors which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

Due to the fact that the minority shareholder’s portion of the accumulated losses exceeds its contributed capital and it is not required to fund the losses, we are required to consolidate 100% of Colloral LLC’s losses until such time as the minority shareholder’s capital contributions exceed accumulated losses.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

The following table contains selected financial data for Colloral LLC, of which the balance sheet amounts as of December 31, 2005 and Colloral LLC’s operating results for the six months ended December 31, 2005 have been consolidated into our financial statements:

	For the year ended December 31,
	2003	2004	2005
Statement of Operations Data:
Revenue	$19,000	$24,000	$34,000
General and administrative expense	72,000	189,000	584,000
Net loss	(53,000)	(165,000)	(550,000)

Six months ended December 31, 2005
Statement of Operations Data:
Revenue	$19,000
General and administrative expense	312,000
Net loss	(293,000)

	December 31, 2004	December 31, 2005
Balance Sheet Data:
Current assets	$6,000	$40,000
Long term assets	—	—
Current liabilities	1,000	54,000
Long term liabilities	—	—

In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that both Colloral and The Collagen Solution meet the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC will be unable to market Colloral or The Collagen Solution as a dietary supplement and that they will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral and The Collagen Solution will be withdrawn from the market.

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

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

The majority of our consolidated joint venture’s (Colloral LLC) manufacturing and operating expenses, including internal operating costs and third-party obligations, are incurred by the joint venture partners on behalf of the joint venture and are then charged back to Colloral LLC. The determination of the amount of internal operating costs incurred by each joint venture partner on behalf of Colloral LLC requires judgement. As a result, the financial results of Colloral LLC may not be indicative of the results that would have occurred had the joint venture obtained all of its manufacturing and commercialization from third party entities. During the year ended December 31, 2005, the joint venture incurred $16,000 in costs for the purchase of inventory from Deseret and $10,000 for labor and overhead incurred by Deseret on behalf of the joint venture. At December 31, 2005, Colloral LLC owed Deseret $16,000, primarily for manufacturing expenses incurred on behalf of the joint venture.

Our agreement with BWH expires on June 30, 2006. Since June 30, 2004 there has been no funding provided to BWH under this agreement. It is currently anticipated that research funding will be reinitiated in 2006. There is no guaranteed minimum payment for the one-year period ending June 30, 2006. The agreement also provides for payments to BWH for royalties on sales of related patented products by us as well as for payments to BWH for a portion, as defined in the agreement, of any proceeds received by us in connection with the licensing of patented technology to, and royalty or milestone payments received from, third parties. During 2003, we paid BWH $75,000, which represents a portion of the cash payment we received from a subsidiary of Elan Plc. Royalty payments to BWH begin upon the commercialization of the related products and will continue for the life of the underlying patent. For a period not to exceed three years after the first commercial sale of any of our products, we are required to make payments to BWH in each quarter only to the extent that we have a positive cash flow in such quarter with the balance deferred to the succeeding quarter.

Deferred payments will be subject to interest. If we default in the payment of any amount due to BWH, BWH will have an option to purchase all technology developed under the research program at a purchase price equal to the sum of all amounts previously paid by us to BWH. In addition, we paid certain expenses related to research conducted at BWH.

Mr. Fletcher, a director of AutoImmune, is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting firm. In January 2000, AutoImmune entered into an agreement with Fletcher Spaght under which Fletcher Spaght agreed to assist AutoImmune with the potential launch of Colloral as a dietary supplement. Under the agreement, as amended, Fletcher Spaght is entitled to receive a payment of (i) 2.5% of the amount, if any, that AutoImmune receives for any U.S. rights to Colloral as a nutritional product in a transaction consummated on or before December 31, 2002 less (ii) $50,000 of retainer fees received by Fletcher Spaght under the agreement. In August 2002 AutoImmune entered into a joint-venture with Deseret Laboratories, Inc. to manufacture, market and sell Colloral as a nutritional product. As of December 31, 2005, Fletcher Spaght had received no payment under its agreements with AutoImmune, other than $50,000 of retainer fees.

6.	Income Taxes

No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

The components of deferred income tax benefit (expense) are as follows:

	Year ended December 31,
	2003	2004	2005
Income tax benefit (expense):
Federal	$(238,000)	$379,000	$26,000
State	(1,917,000)	50,000	48,000

	(2,155,000)	429,000	74,000
(Increase) decrease in deferred tax asset valuation allowance	2,155,000	(429,000)	(74,000)

	$—	$—	$—

The reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 2003, 2004 and 2005 to pre-tax loss is as follows:

	Year ended December 31,
	2003	2004	2005
(Provision) benefit at statutory rate	$(220,000)	$271,000	$233,000
Permanent items	(9,000)	116,000	(142,000)
Federal and state research and development, orphan drug and investment tax credits	(180,000)	3,000	—
Expiration of federal and state research and development, orphan drug and investment tax credits and federal and state net operating loss carryforwards	—	—	(192,000)
State tax benefit (provision), net of federal tax liability	(1,746,000)	39,000	27,000

	(2,155,000)	429,000	74,000

(Increase) decrease in valuation allowance	2,155,000	(429,000)	(74,000)

	$—	$—	$—

Deferred tax assets are comprised of the following:

	December 31,
	2004	2005
Research costs capitalized for tax purposes	$25,455,000	$25,517,000
Research and development, orphan drug and investment tax credits	11,140,000	10,932,000
Loss carryforwards	12,869,000	12,983,000
Other temporary differences	220,000	178,000

Gross deferred tax assets	49,684,000	49,610,000
Deferred tax asset valuation allowance	(49,684,000)	(49,610,000)

	$—	$—

We have provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. The decrease in the valuation

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

allowance for deferred tax assets in 2003 relates to the expiration and utilization of net operating loss carryforwards. If we achieve profitability, these deferred tax assets, portions of which are subject to annual limitations, may be available to offset future income tax liabilities and expenses. Of the $49,610,000 valuation allowance at December 31, 2005, $965,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

At December 31, 2005, AutoImmune has federal and state net operating loss carryforwards of $36,927,000 and $1,178,000 respectively, which began to expire in 2003. AutoImmune also has federal and state credit carryforwards of $10,204,000 and $1,121,000 respectively, which began to expire in 2003.

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

At December 31, 2005, we had 5,000,000 authorized shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of our Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

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

As of December 31, 2005, we have reserved 2,041,160 shares of common stock for use in our stock option plans and employee stock purchase plan.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

Director Stock Option Plan

In 1993, our Board of Directors approved a stock option plan for non-employee directors (the “Director Option Plan”). This plan was approved by our shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director receives an option to purchase 25,000 shares of common stock. In each year thereafter, if the individual is still a member of the Board of Directors, the director receives options to purchase an additional 6,500 shares of common stock. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993, and the amended Director Option Plan provides that an option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 312,500 shares of common stock have been granted under the Director Option Plan. Options to purchase 101,500 shares of common stock have been cancelled. At December 31, 2005, options to purchase 211,000 shares of common stock are outstanding. A maximum of 300,000 shares of our common stock is reserved for issuance in accordance with the terms of the amended Director Option Plan.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

A summary of option activity under the stock option plans and the Director Option Plan for the years ended December 31, 2003, 2004 and 2005 is as follows:

	Shares	Weighted average exercise price
Outstanding at December 31, 2002	1,243,536	1.70
Granted (weighted average fair value $0.34)	35,500	1.08
Exercised	—
Cancelled	(78,375)	3.15

Outstanding at December 31, 2003	1,200,661	1.58
Granted (weighted average fair value $0.56)	50,000	0.94
Exercised	—
Cancelled	(70,561)	4.63

Outstanding at December 31, 2004	1,180,100	$1.37
Granted (weighted average fair value $0.53)	88,600	0.87
Exercised	—
Cancelled	(6,100)	5.61

Outstanding at December 31, 2005	1,262,600	$1.32

Options exercisable at year end	1,113,625	$1.37

As of December 31, 2004 and 2005, 887,600 and 1,113,625 options were exercisable, respectively, under the 1988 and 1998 Stock Option Plans and Director Option Plan.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.52	500,000	6.5 years	$0.52	500,000	$0.52
$ 0.53—$1.81	507,100	4.9 years	1.21	358,125	1.34
$ 2.00—$ 2.87	194,000	2.3 years	2.33	194,000	2.33
$ 3.00—$ 3.60	42,000	4.0 years	3.28	42,000	3.28
$ 7.50—$ 10.25	19,500	0.4 years	10.25	19,500	10.25

	1,262,600			1,113,625

Employee Stock Purchase Plan

On July 20, 1994, our Board of Directors approved the 1994 Employee Stock Purchase Plan (the “Purchase Plan”). This plan enables eligible employees to purchase our common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in any year). At December 31, 2005, 158,160 shares of common stock were reserved for purchases under the Purchase Plan. During 2003, 2004 and 2005, no shares were purchased under the Purchase Plan.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

10.	Commitments and Contingencies

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

In November 1999, we entered an agreement with Teva Pharmaceutical Industries Ltd. The agreement covers the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available injectable drug for multiple sclerosis. Under the agreement, we are responsible for filing, prosecuting and maintaining the intellectual property rights licensed to Teva in our name. On March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the oral formulation of Copaxone and is considering future development of non-parenteral formulations of the product. It is unclear whether any such future development would involve intellectual property licensed by AutoImmune to Teva. If Teva were to develop a product using intellectual property licensed by AutoImmune and the product is approved for sale, we would receive a milestone payment and an escalating royalty based on cumulative sales of all products covered by the Teva agreement.

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

In August 2000, we entered an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp). Under the terms of the agreement, we granted BioMS an exclusive license to certain of our patents to develop an injectable therapy for multiple sclerosis. Under the agreement, AutoImmune is responsible for filing, prosecuting and maintaining the patent rights licensed to BioMS thereunder. So long as the agreement remains in effect and until BioMS markets such therapy, BioMS is required to make monthly diligence payments to us. These payments totaled $30,000 in the first year of the agreement and increased by $30,000 each year until they reached a maximum of $180,000 per year. In addition, we are entitled to receive an escalating royalty based on cumulative sales of all products covered by the BioMS agreement.

In August 2002, we entered into a License Agreement with Colloral LLC. Under the agreement, we granted Colloral LLC an exclusive, worldwide license in certain patents related to the production of Colloral as a nutraceutical and a non-exclusive license in certain of our information, data and knowledge needed to

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

manufacture and sell Colloral as a nutraceutical. In return for these license grants, Colloral LLC agreed to use diligent efforts to market and obtain maximum sales of Colloral. Pursuant to the operating agreement of Colloral LLC, we are entitled to a percentage of the distributions of Colloral LLC on a quarterly basis. Commencing in the third quarter of 2005, we began consolidating Colloral LLC under FIN 46.

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

Leases

We have limited operations utilizing the personal office spaces of the President and the Director of Finance and our consolidated joint venture, Colloral LLC, outsources all of its operations, therefore, we have no leases. As a result, at December 31, 2005 we had no lease obligations and no future minimum lease commitments.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Total revenue	$30,000	$30,000	$33,000	$37,000
Total expenses	229,000	360,000	164,000	181,000
Net income (loss)	(168,000)	(300,000)	(96,000)	(197,000)
Income (loss) per share—basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.01)

2005
Total revenue	$38,000	$37,000	$44,000	$60,000
Total expenses	242,000	203,000	348,000	251,000
Net income (loss)	(173,000)	(194,000)	(200,000)	(99,000)
Income (loss) per share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)