Form 10QSB
period 2006-03-31
AUTOIMMUNE INC
filed 2006-05-15
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File No. 0-20948

AUTOIMMUNE INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	13-348-9062
(State of Incorporation)	(I.R.S. Employer Identification No.)

1199 Madia Street, Pasadena, CA 91103

(Address of Principal Executive Offices)

(626) 792-1235

(Issuer’s Telephone No., including Area Code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

Number of shares outstanding of the registrant’s Common Stock as of May 5, 2006:

Common Stock, par value $.01	16,919,623 shares outstanding

Indicate by check mark whether Transitional Small Business Disclosure Format :    Yes  ☐    No  ☒

AUTOIMMUNE INC.

QUARTER ENDED MARCH 31, 2006

Page Number
PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2005 and March 31, 2006	2

Consolidated Statement of Operations for the three months ended March 31, 2005 and 2006 and for the period from September 9, 1988 (date of inception) to March 31, 2006	3

Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2006 and for the period from September 9, 1988 (date of inception) to March 31, 2006.	4

Notes to the Unaudited Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 - Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1A – Risk Factors	13

Item 6 – Exhibits and Reports on Form 8K	13

Signatures	14

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,285,000	$9,051,000
Prepaid expenses and other current assets	136,000	103,000

Total current assets	9,421,000	9,154,000

Total assets	$9,421,000	$9,154,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,000	$99,000
Accrued professional fees	85,000	65,000
Deferred revenue	15,000	15,000

Total current liabilities	157,000	179,000

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and March 31, 2006	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2005 and March 31, 2006	169,000	169,000
Additional paid-in capital	118,257,000	118,266,000
Deficit accumulated during the development stage	(109,162,000)	(109,460,000)

Total stockholders’ equity	9,264,000	8,975,000

Total liabilities stockholders’ equity	$9,421,000	$9,154,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Period from September 9, 1988 (date of inception) to March 31, 2006
	March 31, 2005	March 31, 2006
Revenue:
License rights	$38,000	$45,000	$7,208,000
Option fees	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	955,000
Product revenue	—	52,000	71,000

Total revenue	38,000	97,000	10,434,000

Costs and expenses:
Research and development:
Related party	3,000	3,000	19,974,000
All other	124,000	127,000	92,579,000
General and administrative	115,000	362,000	20,049,000

Total costs and expenses	242,000	492,000	132,602,000

Total operating loss	(204,000)	(395,000)	(122,168,000)

Interest income	61,000	97,000	13,340,000
Interest expense	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	(30,000)	—	(250,000)
Other income (expense)	—	—	(75,000)

Net loss	$(173,000)	$(298,000)	$(109,456,000)

Net loss per share-basic	$(0.01)	$(0.02)

Net loss per share-diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding-basic	16,919,623	16,919,623

Weighted average common shares outstanding-diluted	16,919,623	16,919,623

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended		Period from September 9, 1988 (date of inception) to March 31, 2006
	March 31, 2005	March 31, 2006
Cash flows from operating activities:
Net loss	$(173,000)	$(298,000)	$(109,456,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	30,000	—	250,000
Noncash stock compensation	—	9,000	9,000
(Increase) decrease in prepaid expenses and other current assets	(58,000)	33,000	(103,000)
Increase (decrease) in accounts payable	(5,000)	42,000	99,000
Increase (decrease) in accrued expenses	13,000	(20,000)	45,000
Increase (decrease) in deferred revenue	(13,000)	—	15,000

Net cash used by operating activities	(206,000)	(234,000)	(102,974,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(5,632,000)	—	(318,648,000)
Proceeds from sale/maturity of available-for-sale marketable securities	—	—	307,637,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	(25,000)	—	(230,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	(5,657,000)	—	(6,000,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase (decrease) in cash and cash equivalents	(5,863,000)	(234,000)	9,051,000
Cash and cash equivalents, beginning of period	9,996,000	9,285,000	—

Cash and cash equivalents, end of period	$4,133,000	$9,051,000	$9,051,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of March 31, 2006, for the three months ended March 31, 2005 and 2006 and for the period from inception (September 9, 1988) through March 31, 2006 are unaudited, however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2005 included in our Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year. In the quarter ended September 30, 2005, we amended the Colloral LLC operating agreement. As a result of the amended terms of the agreement, we are now required to consolidate Colloral LLC in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46”). All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to note 5 for additional information related to our interest in Colloral LLC.

2.	Stock Compensation

We have several stock-based employee compensation plans. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No.123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $9,000 for the three months ended March 31, 2006. Previously we had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

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

The 1988 Stock Option Plan expired on September 19, 1998.

1998 Stock Option Plan

Our 1998 Stock Option Plan (the “1998 Stock Option Plan”), adopted by our shareholders on May 28, 1998, provides for the granting of incentive stock options and non-qualified stock options to employees, directors and other individuals performing services on our behalf. The Compensation Committee is responsible for the administration of the 1998 Stock Option Plan. The Compensation Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of AutoImmune). The term of options granted under the 1998 Stock Option Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of AutoImmune). The maximum number of shares of our common stock reserved for issuance in accordance with the terms of the 1998 Stock Option Plan is 1,300,000, of which 531,400 are available for grant at March 31, 2006.

Director Stock Option Plan

In 1993, our Board of Directors approved a stock option plan for non-employee directors (the “Director Option Plan”). This plan was approved by our shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director receives an option to purchase 25,000 shares of common stock. In each year thereafter, if the individual is still a member of the Board of Directors, the director receives options to purchase an additional 6,500 shares of common stock. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993, and the amended Director Option Plan provides that an option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 312,500 shares of common stock have been granted under the Director Option Plan. Options to purchase 101,500 shares of common stock have been cancelled. At March 31, 2006, options to purchase 211,000 shares of common stock are outstanding. A maximum of 300,000 shares of our common stock is reserved for issuance in accordance with the terms of the amended Director Option Plan.

The Company recognized the full impact of its share-based payment plans in the consolidated statement of operations for the three months ended March 31, 2006 under SFAS No. 123R. The Company recorded these noncash expenses in the three months ended March 31, 2006 to general and administrative expense.

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

Net loss as reported	$(173,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(8,000)

Pro forma net loss	$(181,000)

Net loss per share:
Basic and diluted—as reported	$(0.01)
Basic and diluted—pro forma	$(0.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: no dividend yield, expected volatility of 75%, risk free interest rates ranging from 3.73% to 4.02% and a weighted average expected option term ranging from 3 to 6 years. There were no new grants during the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

As of March 31, 2006, there remained approximately $38,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.0 year. The aggregate intrinsic value of all stock options outstanding at March 31, 2006 was $293,000 of which $200,000 related to vested stock options. No options were exercised during the three months ended March 31, 2005 or 2006. The total fair value of stock options that vested during the three months ended March 31, 2005 and 2006 was insignificant.

Presented below is the Company’s stock option activity:

	Three Months Ended
	March 31, 2005		March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,180,100	$1.37	1,262,600	$1.32
Granted	2,100	$1.05	—	$—
Exercised	—	$—	—	$—
Cancelled	(2,100)	$2.00	(3,000)	$2.00

Outstanding at end of period	1,180,100	$1.37	1,259,600	$1.32

Options exercisable at end of period	885,500		1,111,150
Weighted average fair value of options granted		$0.63		$—

At March 31, 2006, stock options were outstanding and exercisable as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.52	500,000	6.3 years	$0.52	500,000	$0.52
$0.53-$1.81	507,100	4.7 years	$1.21	358,650	$1.34
$2.00-$ 2.87	191,000	2.0 years	$2.33	191,000	$2.33
$3.00-$3.60	42,000	3.7 years	$3.28	42,000	$3.28
$10.25	19,500	0.1 years	$10.25	19,500	$10.25

	1,259,600			1,111,150

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three months ended March 31, 2005 and 2006, shares used to compute diluted earnings per share excluded 1,930,100 and 2,009,600 stock options and warrants, respectively as their inclusion would have been anti-dilutive due to net losses incurred in these periods.

4.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2005 and March 31, 2006, and were primarily invested in a money market account and U.S. Treasury obligations. As of December 31, 2005 and March 31, 2006, all investments had original maturities of 90 days or less and, therefore, were classified as cash equivalents.

Due to the timing of maturities of our marketable securities, all cash was invested in money market accounts as of the end of December 31, 2005 and March 31, 2006. Gross realized gains and losses on sales of marketable securities for the three months ended March 31, 2005 and 2006 were not significant.

Marketable securities that were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

At March 31, 2006, we had interests in two entities, one in OraGen Corporation and one in Colloral LLC.

OraGen Corporation (“OraGen”) is a private company in which our interest is less than 20% of its common stock and is accounted for under the cost method. In 2002, we determined that the entire value of our investment in OraGen should be reduced to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. On August 26, 2005, we received the first of two planned distributions of the proceeds in the amount of $25,000 which we recorded as other income. The final distribution is expected in February 2007, however, due to the uncertainty of collection surrounding the final payment, we will not recognize the additional gain until the final distribution is paid to us.

Colloral LLC is a joint venture formed in August 2002 between AutoImmune and Deseret Laboratories Inc. (“Deseret”) (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral® and The Collagen Solution as dietary supplements. In 2002, AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and was committed to providing additional amounts. In 2004, 2005 and the three months ended March 31, 2006, AutoImmune made additional capital contributions of $100,000, $407,000 and $210,000, respectively, to Colloral LLC to support sales and marketing initiatives.

In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program undertaken by Colloral LLC. In connection with the marketing program, Colloral LLC executed a sales and marketing agreement under which we were committed to funding a minimum of $550,000. As of March 31, 2006, we have satisfied the funding commitment level, however, we may continue to make additional capital contributions to sustain the marketing program.

Our interest in Colloral LLC is greater than 50%, but AutoImmune does not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. We initially recorded the investment in Colloral at a cost of $0 and have increased it to reflect the cash contributions paid and reduced it to reflect our share of the losses. Profits and losses are allocated in accordance with the amended operating agreement. As a result of the amendments to the operating agreement, we began consolidating Colloral LLC for financial reporting purposes in accordance with FIN 46, beginning with the third quarter of 2005. Colloral LLC is now considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, certain events may arise in the future, including additional modifications to the operating agreements, lapse of our intent to fund Colloral LLC’s losses associated with the marketing program for The Collagen Solution and other factors which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

Due to the fact that the minority shareholder’s portion of the accumulated losses exceeds its contributed capital and it is not required to fund the losses, we are required to consolidate 100% of Colloral LLC’s losses until such time as the minority shareholder’s capital contributions exceed accumulated losses.

The following table contains selected financial data for Colloral LLC, of which the balance sheet amounts as of March 31, 2006 and the operating results for the three months ended March 31, 2006 have been consolidated into our financial statements:

	Three months ended March 31,
	2005	2006
Statement of Operations Data:
Revenue	$8,000	$52,000
Operating expense	95,000	209,000
Net income (loss)	(59,000)	(157,000)

	December 31, 2005	March 31, 2006
Balance Sheet Data:
Current assets	$40,000	$62,000
Long term assets	—	—
Current liabilities	54,000	23,000
Long term liabilities	—	—

In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that both Colloral and The Collagen Solution meet the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC will be unable to market Colloral or The Collagen Solution as a dietary supplement and that those products will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral and The Collagen Solution will be withdrawn from the market.

6.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the three months ended March 31,
	2005	2006
Net income (loss)	$(173,000)	$(298,000)
Change in unrealized gain (loss) on investments	(1,000)	—

Comprehensive income (loss)	$(174,000)	$(298,000)

7.	Indemnification

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, in connection with any U.S. patent, any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments that could be required under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal.

8.	Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 became effective January 1, 2006. Our adoption of SFAS No. 154 did not have an impact on our financial position or results of operations.

AUTOIMMUNE INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our future operating results, strategic relationships and product development. Our actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to, our extremely limited operations, the uncertainties of clinical trial results and product development efforts, our dependence on third parties for licensing and other revenue, our dependence on determinations of regulatory authorities and risks of technological change and competition. These factors are more fully discussed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission in the section “Risk Factors.” The discussion in the Annual Report on Form 10-K is hereby incorporated by reference into this Quarterly Report. We have no plans, and disclaim any obligation, to update or revise any forward-looking statements whether as a result of new information, future events or other factors.

From our inception through March 31, 2006, we have incurred ongoing losses from operations and have cumulative losses as of March 31, 2006 totaling $109,456,000. To date, we have not recorded any revenue from the sale of products, other than those earned through our consolidated joint venture, Colloral LLC. Revenues recorded through March 31, 2006 that are not attributable to Colloral LLC were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50%, and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment has historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. As a result of the amendments to the operating agreement, we began consolidating Colloral LLC in accordance with FIN 46 “Consolidation of Variable Interest Entities,” beginning with the third quarter of 2005. Colloral LLC is now considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, certain events may arise in the future, including additional modifications to the operating agreements, lapse of our intent to fund Colloral LLC’s losses associated with the marketing program for The Collagen Solution and other factors, which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC has decided to implement this plan, and implementation may require substantial additional contributions to the joint venture. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses. In 2004, 2005 and the three months ended March 31, 2006, AutoImmune made additional capital contributions of $100,000, $407,000 and $210,000, respectively, to Colloral LLC to support sales and marketing initiatives. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

The following table contains selected financial data for Colloral LLC, of which the balance sheet amounts as of March 31, 2006 and the operating results for the three months ended March 31, 2006 have been consolidated into our financial statements:

	Three months ended March 31,
	2005	2006
Statement of Operations Data:
Revenue	$8,000	$52,000
General and administrative expense	95,000	209,000
Net income (loss)	(59,000)	(157,000)

	December 31, 2005	March 31, 2006
Balance Sheet Data:
Current assets	$40,000	$62,000
Long term assets	—	—
Current liabilities	54,000	23,000
Long term liabilities	—	—

On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that both Colloral and The Collagen Solution meet the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC will be unable to market Colloral or The Collagen Solution as a dietary supplement and they will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral and The Collagen Solution will be withdrawn from the market.

Three Months Ended March 31, 2005 and 2006

Revenue was $38,000 and $97,000 for the three months ended March 31, 2005 and 2006, respectively. The revenue in 2005 was primarily comprised of monthly license payments from BioMS Medial Corporation (“BioMs”) for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis. The revenue in 2006 was comprised of $45,000 of monthly license payments from BioMS and $52,000 of product sales revenue for both Colloral and The Collagen Solution from our consolidated joint venture Colloral LLC.

Research and development expenses were $127,000 and $130,000 for the three months ended March 31, 2005 and 2006, respectively. We are currently discussing new clinical research options with The Brigham and Womens Hospital (“Brigham and Womens”). If we enter into a clinical research agreement with Brigham and Womens, we may incur additional research and development expense for the year ended December 31, 2006.

General and administrative expenses were $115,000 and $362,000 for the three months ended March 31, 2005 and 2006, respectively. The increase is primarily a result of Colloral LLC’s general and administrative costs of $209,000 which have been consolidated into our operating results commencing with the third quarter of 2005, combined with an increase in legal costs as compared to costs paid in 2005 and noncash stock compensation of $9,000 recorded in connection with the implementation of SFAS No.123R.

Interest income was $61,000 and $97,000 for the three months ended March 31, 2005 and 2006, respectively. The increase is due to a higher average return on investment offset partially by a lower average balance of cash and marketable securities available for investment.

Equity in net loss of unconsolidated affiliate for the three months ended March 31, 2005 was $30,000, which reflects our equity in accumulated net losses of Colloral LLC as of March 31, 2005. The operating results of Colloral LLC are consolidated in our operating results beginning with the three months ended September 30, 2005.

Liquidity and Capital Resources

Our needs for funds have historically fluctuated from period to period as we have increased or decreased the scope of our research and development activities. Since inception, we have funded these needs almost entirely through sales of our equity securities. Our current needs have been significantly reduced as a result of the termination of our direct research and development activities, all full-time employees and other sources of operating expenses in 1999.

We hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral and The Collagen Solution as dietary supplements. In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC is implementing that marketing plan, and we have agreed to provide 100% of the funding for the marketing plan. In return for committing to fund 100% of the costs of this marketing plan, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses. As of March 31, 2006, we have satisfied the minimum funding commitment level. However, full implementation of the marketing plan may require substantial additional contributions to the joint venture.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the three months ended March 31, 2006, we utilized $234,000 of cash to fund operations. The most significant uses of cash for the three months ended March 31, 2006 were legal expenses totaling $159,000 and marketing expenses of $178,000 incurred by Colloral LLC and consolidated into our operating results. We expect to continue to use our current cash and marketable investments on hand to fund our operations and development efforts. Based upon our budget for calendar year 2006 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least the next five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, from collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development or marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of March 31, 2006, our cash and cash equivalents totaled $9,051,000. Current liabilities at March 31, 2006 were $179,000.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. As a result of an amendment to the operating agreement of Colloral LLC, our joint venture for the development and marketing of dietary supplements, we began consolidating Colloral LLC’s financial statements with our financial statements, beginning with the quarter ended September 30, 2005.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 became effective January 1, 2006. Our adoption of SFAS No. 154 did not have an impact on our financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that information required to the disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There has been no change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing AutoImmune. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits (numbered in accordance with Item 601 of Regulation S-B)

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of the Director of Finance and Treasurer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

A Form 8-K was filed on March 14, 2006 to furnish our press release issued on March 10, 2005 announcing our financial results for the year ended December 31, 2005. No other Form 8-K was filed during the first quarter of 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: May 15, 2006	/s/ ROBERT C. BISHOP
Robert C. Bishop
Chairman, President and Chief Executive Officer

Date: May 15, 2006	/s/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer