Form 10KSB
period 2006-12-31
AUTOIMMUNE INC
filed 2007-03-26
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-20948

AUTOIMMUNE INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-348-9062
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1199 Madia Street, Pasadena, CA	91103
(Address of principal executive offices)	(Zip Code)

(626) 792-1235

(Small business issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered.

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

The issuer’s revenues for the year ended December 31, 2006 were $401,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of June 30, 2006 was approximately $16,379,375 (1). There were 16,979,623 shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of March 16, 2007.

(1)	Non-affiliates of the small business issuer include all shareholders other than directors, executive officers and holders of 10% or more of the small business issuer’s Common Stock.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 17, 2007 which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006 are incorporated by reference into Part III hereof.

Indicate by check mark whether Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Item 1.	Description of Business.

Overview

We are a healthcare company that owns or has rights to technology that we believe could lead to the development of a new class of products for the treatment of autoimmune and other cell-mediated inflammatory diseases and conditions. We believe, based on preclinical and clinical data, that our proprietary approach to therapy can induce tissue-specific immunosuppression without toxicity or significant side effects. Additional clinical and commercial advantages of this approach include the possibility of administering products orally (the preferred method of treating chronic diseases) and the potential for application to a variety of inflammatory diseases and conditions.

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

We believe AutoImmune is the leading company for the development of products based upon the concepts of mucosal tolerance. The status of each of our principal products is as follows:

Colloral®—Between 1991 and 1999, we completed ten human clinical trials involving over 1,900 patients to investigate the use of Colloral as a pharmaceutical for treating the signs and symptoms of rheumatoid arthritis. The data from these trials showed that Colloral is very safe and that patients treated with Colloral often show substantial improvements from baseline in a wide variety of clinical efficacy measures, but not with the consistency needed to justify development of Colloral as a pharmaceutical product. As a result, we began exploring the possibility of repositioning Colloral as a nutritional supplement for the relief of joint discomfort. In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the Food and Drug Administration (the “FDA”) that was accepted by the FDA without comment.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. (a private company headquartered in St. George, Utah) by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. The joint venture began marketing Colloral in February 2003 and began marketing the product as The Collagen Solution in October 2005. In December 2006, Futurebiotics LLC began marketing the product under the trade name Vital 3.

On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and Futurebiotics will be unable to market the product as a dietary supplement, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC. See the section “Part I, Item 1A, Risk Factors” below.

Products for Multiple Sclerosis—In February 1999, we entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. covering the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available, injectable drug for multiple sclerosis. This oral formulation, called Coral®, uses our proprietary technology for oral tolerance. After an unsuccessful efficacy trial, Teva conducted additional immunologic and pharmacological studies on oral formulations. During the second half of 2004, Teva re-initiated human clinical trials on Coral® with a Phase II study in Europe. On March 20, 2006, Teva disclosed in a 20-F filing that it would not continue development of the enteric coated oral formulation of Copaxone and was considering future development of non-parenteral formulations of the product. As of December 31, 2006, Teva’s website disclosed that new and potentially improved formulations of oral Copaxone® are in preclinical development. It is unclear whether these new formulations involve intellectual property licensed by us to Teva.

In August 2000, we entered into an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.), under which we granted BioMS an exclusive license to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis. During December 2004, BioMS began enrolling patients in a Phase III clinical trial (MAESTRO-01) of its MBP8298 treatment for secondary progressive multiple sclerosis. This study, which is being conducted at 48 sites across Canada and Europe, recently completed patient enrollment and received a sixth positive review by the Data Safety Monitoring Board. Interim results on the first 200 patients enrolled in MAESTRO-01 are forecasted to be available during the first half of 2008, when the participants have completed 24 months of treatment. In November 2006, BioMS commenced enrollment in a Phase II clinical trial (MINDSET-01) of its MBP8298 for treatment of relapsing remitting multiple sclerosis. In January 2007, BioMS announced it had received FDA approval to initiate a second pivotal trial in secondary progressive multiple sclerosis (MAESTRO-3). If the trials are successful and regulatory approval for commercial sale of the product is received, we will receive an escalating royalty on cumulative sales of all products covered by the BioMS agreement. Results from long-term follow-up treatment of MS patients with MBP 8298 were published in the August 2006 issue of European Journal of Neurology. The data showed an impressive five-year delay in disease progression in an HLA-defined subgroup of MS patients (up to 75% of MS patients) treated with the drug.

Diabetes—Under a license and collaborative agreement signed in 1994, Eli Lilly and Company initiated three different Phase II clinical trials in an effort to demonstrate human proof of principle for oral administration of our product AI 401 in patients newly diagnosed with Type 1 diabetes. This agreement was restructured in 1999 to a non-exclusive license for research purposes only under which Eli Lilly completed the trials then underway. Two of the Eli Lilly studies, both of which looked at younger patients, reported negative results. The final study found that, in patients greater than 20 years of age, there was a statistically significant benefit from treatment with AI-401. Eli Lilly also provided AI 401 for the Diabetes Prevention Trial (“DPT-1”) conducted by the National Institutes of Health (“NIH”). The oral arm of this trial was designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Final analysis of the DPT-1 data showed that for patients enrolled under the original entry criteria, there was a statistically significant benefit from treatment with AI 401. These results were published in the May 2005 issue of Diabetes Care. In February 2007, the NIH initiated a multicenter Phase III clinical trial on whether treatment with AI 401 can delay or prevent Type 1 diabetes.

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

We were incorporated in Delaware in September 1988 as AutoImmune Technologies, Inc. We changed our name to AutoImmune Inc. in July 1991. Our principal executive address is 1199 Madia Street, Pasadena, CA 91103, our telephone number is (626) 792-1235, and our web site address is www.autoimmuneinc.com. We include our web site address in this Annual Report on Form 10-KSB only as an inactive textual reference and do not intend it to be an active link to our web site.

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

Our strategy also resulted in an agreement with OraGen Corporation, under which we received an equity position in OraGen in consideration of consulting services related to the development of products using mucosal tolerance for the treatment of certain conditions resulting from infectious diseases. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen, including its technology related to mucosal tolerance. We received the first of two scheduled payments for the acquisition in August 2005. The second payment is scheduled in early 2007.

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

In March 2000, we entered into an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. Under the terms of the agreement, we received $7.0 million in cash paid in three installments the last of which was received in March 2003, and Elan Plc received warrants to purchase 375,000 shares of our Common Stock at $3.13 per share and 375,000 shares of our Common Stock at $0.7275 per share. Elan Plc’s warrants to purchase 375,000 shares of our Common Stock at $3.13 per share expired effective September 16, 2006.

Protecting Our Proprietary Technology.    From our inception, we have sought to establish a strong proprietary position. As of December 31, 2006, we had pending one continuation United States patent applications and five foreign applications. We have received or have exclusive rights to 198 U.S. and foreign patents, including eight U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis by nasal or inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; two U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; five U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; three U.S. patents covering treatment of multiple sclerosis by oral administration of MBP or bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; one U.S. patent covering a method for preparing Type II collagen; and one U.S. patent covering suppression of vascular disorders by mucosal administration of heat shock protein. The U.S. Patent Office has also issued a patent covering bystander suppression of Type 1 diabetes by oral administration of glucagon. The European and

Japanese Patent Offices have each granted a patent to us covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases. The European Patent Office and the Japanese Patent Office have each granted one patent to AutoImmune covering use of myelin basic protein in the treatment of multiple sclerosis. The European Patent Office has also granted one patent to AutoImmune covering bystander suppression of autoimmune disease.

Minimizing Costly Infrastructure and Capital Investment.    From our inception, we have sought to conserve our financial capital. We have historically made extensive use of external resources, such as clinical research organizations and consultants. Currently, we anticipate minimizing investments in infrastructure and personnel until positive cash flow from the distributions from our joint venture Colloral LLC and/or royalties from our licensing agreements, if any, creates a solid base from which we might re-expand operations.

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

Products

Products on the Market.    We have one product on the market as a dietary supplement and it is being sold by Colloral LLC, our joint venture with Deseret Laboratories, Inc., under the brand names, Colloral® and The Collagen Solution, and by Futurebiotics LLC under the brand name Vital 3. The chart set forth below describes the status of this product.

PRODUCTS ON THE MARKET

Product	Status
Colloral®	Market launched by Colloral LLC in February 2003.
The Collagen Solution	Market launched by Colloral LLC in October 2005.
Vital 3	Market launched by Futurebiotics in December 2006.

Colloral®    Between 1991 and 1999, we completed ten human clinical trials involving over 1,900 patients to investigate the use of Colloral as a pharmaceutical for treating the signs and symptoms of rheumatoid arthritis. The data from these trials showed that Colloral is very safe and that patients treated with Colloral often show substantial improvements from baseline in a wide variety of clinical efficacy measures, but not with the level of consistency needed to justify development of Colloral as a pharmaceutical product. As a result, we began exploring the possibility of repositioning Colloral as a nutritional supplement for the relief of joint discomfort. In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the Food and Drug Administration (the “FDA”) that was accepted by the FDA without comment.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. (a private company headquartered in St. George, Utah) by forming an entity called Colloral LLC to manufacture, market and sell Colloral as a dietary supplement. We contributed equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to the joint venture. Deseret contributed cash and was committed to providing additional amounts. The joint venture began marketing Colloral in February 2003. In 2003, 2004, 2005 and 2006, AutoImmune made additional capital contributions of $25,000, $100,000, $407,000 and $488,000, respectively, to Colloral LLC to support sales and marketing initiatives.

In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. Colloral LLC subsequently executed a sales and marketing agreement with Business Development Resources, Inc., under which we were committed to funding a minimum of $550,000. As of December 31, 2006, we have satisfied the funding commitment, and Colloral LLC has terminated the sales and marketing agreement. However, we may make additional capital contributions to Colloral LLC. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC for financial reporting purposes, starting in the third quarter of 2005.

Colloral LLC signed an agreement with Futurebiotics granting it an option to undertake retail distribution of the dietary supplement supplied by Colloral LLC. Futurebiotics has exercised its option and a definitive agreement was signed effective January 10, 2007. We began shipment of product in November 2006 pursuant to the option agreement and anticipate increasing revenues during 2007.

On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and Futurebiotics will be unable to market the product as a dietary supplement, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC. See “Part I, Item 1A, Risk Factors” below.

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

PRINCIPAL PRODUCTS IN DEVELOPMENT

Product	Disease/Condition	Development Status

MBP8298	Multiple sclerosis	Currently in Phase III trials for secondary progressive MS and in Phase II trials for relapsing-remitting MS (conducted by the Company’s licensee, BioMS Medical Corporation).

Oral Copaxone	Multiple sclerosis	Preclinical.

AI 401	Type 1 diabetes	In Phase III trials sponsored by the National Institutes of Health (NIH).

Multiple Sclerosis.    In the second quarter of 1997, we ceased independent efforts to develop a product for the treatment of multiple sclerosis and began evaluating opportunities to collaborate with third parties in the development of such a product. In this regard, we entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. The agreement covers the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available, injectable drug for multiple sclerosis. This oral formulation, called Coral®, uses our proprietary technology for oral tolerance. After an unsuccessful efficacy trial, Teva conducted additional immunologic and pharmacologic studies on oral formulations. During the second half of 2004, Teva re-initiated human clinical trials on Coral® with a Phase II study in Europe. On March 20, 2006, Teva disclosed in a 20-F filing that it would not continue development of enteric coated oral formulation of Copaxone and was considering future development of non-parenteral formulations of the product. As of December 31, 2006, Teva’s website disclosed that new and potentially improved formulations of oral Copaxone are in preclinical development. It is unclear whether these new formulations involve intellectual property licensed by us to Teva. If Teva develops a product using intellectual property licensed by us and receive product approval from the FDA, we will receive a $10 million milestone payment and escalating royalties on cumulative sales of such product. There can be no assurance, however, that Teva will develop a product using technology licensed to it by us or that, if it does so, such product will be approved by the FDA and brought to market.

In August 2000, we entered into an agreement with BioMS Medical Corporation under which we granted BioMS an exclusive license to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis. During December 2004, BioMS began enrolling patients in a Phase III clinical trial (MAESTRO-01) of its MBP8298 treatment for secondary progressive multiple sclerosis. This study, which is being conducted at 48 sites across Canada and Europe, recently completed patient enrollment and received a sixth positive review by the Data Safety Monitoring Board. Interim results on the first 200 patients enrolled in MAESTRO-01 are forecasted to be available during the first half of 2008, when the participants have completed 24 months of treatment. In November 2006, BioMS commenced enrollment in a Phase II trial (MINDSET-01) of its MBP8298 for treatment of relapsing remitting multiple sclerosis. In January 2007, BioMS announced it had received FDA approval to initiate a second pivotal trial in secondary progressive multiple sclerosis (MAESTRO-3). If the trials are successful and regulatory approval for commercial sale of the product is received, we will receive an escalating royalty on cumulative sales of all products covered by the BioMS agreement. Results from long-term follow-up treatment of MS patients with MBP 8298 were published in the August 2006 issue of European Journal of Neurology. The data showed an impressive five-year delay in disease progression in an HLA-defined subgroup of MS patients (up to 75% of MS patients) treated with the drug.

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

Type 1 Diabetes.    In December 1994, we entered into a license and collaborative agreement with Eli Lilly and Company under which Eli Lilly initiated support for clinical testing of our orally administered autoimmune-mediated (Type 1) diabetes product, AI 401. This agreement was restructured in the first quarter of 1999 into a non-exclusive license for research purposes only as a result of Eli Lilly’s failure to make a required milestone payment. Eli Lilly completed the trials then underway and remains obligated to provide us with full access to the data therefrom, including the right to use such data for any purpose. Investigators sponsored by Eli Lilly completed three different Phase II clinical trials in an effort to demonstrate human proof of principle for AI 401. The U.S. study was a one-year, double-blind, placebo-controlled trial with more than 200 patients, designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. Published results of that study showed AI 401 to benefit adult patients who were diagnosed with Type 1 diabetes at age 20 and older. A second Phase II trial, involving approximately 150 patients, was conducted in France. The third trial was conducted in Italy with approximately 80 patients. The results of these latter two trials have been published and show no therapeutic effect in younger patient populations. In addition, Eli Lilly provided AI 401 for the Diabetes Prevention Trial (DPT-1) conducted by the National Institutes of Health. The oral arm of this trial, which began in September 1996, was designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Final analysis of the DPT-1 data showed that for patients enrolled under the original entry criteria, there was a statistically significant benefit from treatment with AI 401. These results were published in the May 2005 issue of Diabetes Care. In February 2007, the NIH initiated a multicenter Phase III clinical trial on AI 401 to delay or prevent Type 1 diabetes. Currently in Finland, a clinical trial of intranasal insulin to delay or prevent the clinical onset of Type I diabetes, called the Diabetes Prediction and Prevention Project, is being conducted. We believe, but do not have confirmation, that this clinical trial is using our intellectual property.

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

The Brigham and Women’s Hospital.    BWH, a teaching hospital affiliated with Harvard Medical School, has been performing sponsored research for us since 1988. Since June 30, 2004, there has been no funding provided to BWH. It is currently anticipated that research funding will be reinitiated in 2007 to evaluate new methods that may facilitate the clinical development of products based upon mucosal tolerance. The terms under which this clinical research might be done are currently under negotiation.

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

Colloral LLC (our consolidated joint venture with Deseret Laboratories, Inc.) is producing Colloral, The Collagen Solution and Vital 3 for use by consumers. As part of our capital contribution to Colloral LLC, we contributed all of the equipment and procedures previously used by us to manufacture Colloral to the joint venture. Colloral LLC has contracted with Deseret for the manufacture of Colloral, The Collagen Solution and Vital 3 using this equipment and these procedures in accordance with current FDA Good Manufacturing Practices. All of the raw materials used in the manufacture of Colloral, The Collagen Solution and Vital 3 are, at the present time, widely available in the marketplace.

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

Colloral LLC (our consolidated joint venture with Deseret Laboratories, Inc.) began marketing Colloral in February 2003 through direct mail solicitation of individuals who had previously expressed interest in obtaining the product. In the third quarter of 2003, Colloral LLC began market testing several approaches to increase the sales of Colloral in geographically limited areas, and in the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC implemented this plan through a sales and marketing agreement with BDR, and in October 2005 market launched The Collagen Solution. As of December 31, 2006, Colloral LLC has terminated the sales and marketing agreement. Vital 3 is sold as a private label product by Futurebiotics LLC through the GNC chain of retail stores.

Patents and Proprietary Rights

The establishment of a strong proprietary position is an important element of our strategy. As of December 31, 2006, we had pending one continuation United States patent applications and five foreign applications. We have received or have exclusive rights to 198 U.S. and foreign patents, including eight U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; two U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; five U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; three U.S. patents covering treatment of multiple sclerosis by oral administration of MBP or bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; one U.S. patent covering a method for preparing Type II collagen; and one U.S. patent covering suppression of vascular disorders by mucosal administration of heat shock protein. The U.S. Patent Office has also issued a patent covering bystander suppression of Type 1 diabetes by oral administration of glucagon.

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

Lastly, there can be no assurance that third-parties will not bring suit against us for patent infringement by us or a licensee of ours or to have our patents declared invalid

Competition

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

In November 2000, we notified the FDA that we would begin marketing Colloral as a dietary supplement. Dietary supplements are subject to regulation under the Dietary Supplement Health and Education Act of 1994. On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and Futurebiotics will be unable to market the product as a dietary supplement, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC. See “Part I, Item 1A, Risk Factors” below.

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

Employees

As of March 15, 2007, we have no full-time employees. The President and the Director of Finance are currently working for AutoImmune as employees on a part-time basis pursuant to agreements that we have entered into with them.

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

Developmental Stage of AutoImmune’s and its Licensees’ Products.    We have not completed the development of any product except Colloral®, The Collagen Solution and Vital 3, all of which are nutritional supplements. The pharmaceutical products being developed by us and our licensees require significant additional clinical testing and/or investment prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. Positive results for a product in a clinical trial do not necessarily assure that future clinical trials will yield positive results or that the government will approve the commercialization of the product. Clinical trials may be terminated at any time for many reasons, including toxicity or a lack of efficacy based upon mid-trial examinations of clinical trial data or adverse event reporting. There can be no assurance that either we or our licensees will successfully develop additional products or that our products will prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

Lack of Profitability.    From our inception in 1988 through December 31, 2006, we have accumulated net losses of $109,639,000. We expect to incur additional losses as we continue to sponsor research and to pursue opportunities to license and otherwise exploit our technology. Our ability to achieve profitable operations depends in part on successful completion of the development by us and others of products utilizing our technology, the ability to obtain any required regulatory approvals and the ability to manufacture and market these products and increase sales of our nutritional supplement by Colloral LLC. There can be no assurance that we will achieve profitable operations at any time.

Most of our revenues to date have been earned in connection with collaborative/licensing agreements and the granting of short term rights (see “Dependence on Collaborative Agreements” below). Payments to us under these arrangements generally depend upon royalties based upon sales of products, the achievement of certain milestones or the satisfaction of other conditions. For example, we granted certain patent rights to Teva Pharmaceutical Industries, Ltd. in return for future payments based upon the achievement of certain milestones and royalties based on sales, if any, and we entered into an agreement with BioMS Medical Corporation which provides for the payment of royalties based on sales of a product, if any. To date, there have been no sales under either of these arrangements, and on March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the enteric coated oral Copaxone product it had been developing using our intellectual property. While the filing states Teva is considering future development of non-parenteral formulations of oral Copaxone, it is unclear whether any such future development would involve intellectual property licensed by us to Teva. Because revenues under these agreements are contingent upon the achievement of certain conditions, there can be no assurance that we will derive any additional revenues from these agreements.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC in accordance with FIN 46, “Consolidation of Variable Interest Entities” effective in the third quarter of 2005. Colloral LLC is considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, we re-evaluate the provisions of FIN 46 when triggering events arise and to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreements, which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC implemented this plan, including a sales and marketing agreement with Business Development Resources, Inc., which, by virtue of an amendment to the Colloral LLC operating agreement, AutoImmune committed to funding. As of December 31, 2006, we have satisfied our funding commitment and Colloral LLC has terminated the sales and marketing agreement. However, we may make additional capital contributions to Colloral LLC. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses. In 2003, 2004, 2005 and 2006, AutoImmune made additional capital contributions of $25,000, $100,000, $407,000 and $488,000, respectively, to Colloral LLC to support sales and marketing initiatives. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

Colloral May Be Classified as a Drug Rather Than a Nutritional Supplement.    In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and Futurebiotics will be unable to market the product as dietary supplements, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

Additional Financing Requirements and Access to Capital.    Since inception, we have raised net proceeds of approximately $116 million from the sale of equity securities in private placements and public stock offerings. We do not believe we currently have the ability to raise significant additional funds. Based upon our budget for calendar year 2007, we believe that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet our operating expenses and capital requirements for at least five years. Thereafter, or if our operations change substantially, we will need to raise substantial additional capital to fund our operations, including clinical trials and commercialization efforts. There can be no assurance that such capital will be available on acceptable terms, if at all.

Dependence on Collaborative Agreements.    Currently, we are wholly dependent upon collaborative agreements or arrangements with others. We have granted Teva Pharmaceutical Industries, Ltd. exclusive worldwide rights to certain of our patents covering the multiple sclerosis and myasthenia gravis applications of our technology. These rights were granted in return for payments based upon the achievement of certain milestones and royalties based on sales, if any. On March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the enteric coated oral Copaxone product it had been developing using our intellectual property, but is considering future development of non-parenteral formulations of oral Copaxone. It is unclear whether any such future development would involve intellectual property licensed by us to Teva. We also have granted BioMS Medical Corporation exclusive worldwide rights to certain patents covering a product to treat multiple sclerosis. The agreement with BioMS provides for monthly diligence payments and royalties based on sales, if any. Obligations to make diligence payments will cease if BioMS terminates the agreement. We entered into a joint venture with Deseret Laboratories, Inc. by forming Colloral LLC to manufacture, market and sell Colloral as a nutraceutical. There can be no assurance that we will be able to negotiate other acceptable arrangements in the future or that any of our current or future collaborative agreements or arrangements will be successful.

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

Patents and Proprietary Rights.    Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate or enable others to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. We have received or have exclusive rights to 198 U.S. and foreign patents. We have filed and are actively pursuing numerous applications for additional U.S. and foreign patents, and are an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, the emerging policy of the United States Patent Office and the federal courts appears to favor narrowing claims in biotechnology patents. Thus, there can be no assurance that any patents issued to us will provide us with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents, that our licensees will not terminate their licenses or that they will be successful in producing and marketing products that trigger the payment of royalties to us, or that any of our patent applications will result in the issuance of patents. Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of our products, or those of our licensees, or, if patents are issued to us, design around the patented products developed by us.

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

We currently have no internal research and development activities or capabilities. We rely upon sponsored research with The Brigham and Women’s Hospital for our research and development activities. Since June 30, 2004 there has been no funding provided to BWH under our agreement for sponsored research. It is currently anticipated that research funding will be reinitiated in 2007.

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

Item 2.	Description of Property.

We are currently operating with minimal employees and activities utilizing the personal office spaces of the President and the Director of Finance and, therefore, have no leases. Our consolidated joint venture, Colloral LLC, outsources all of its operations and also has no lease obligations. Our principal executive office is located at the President’s personal office in Pasadena, California.

It is our policy not to invest in (a) real estate or interests in real estate; (b) real estate mortgages; and, (c) securities or interests in persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

We are not a party to any litigation or legal proceedings, or proceedings contemplated by a government authority of which we are aware.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AutoImmune’s shareholders during the fourth quarter of fiscal year 2006.

Item 4A.	Executive Officers of the Small business issuer.

The executive officers of AutoImmune are as follows:

Robert C. Bishop, Ph.D., age 64, is AutoImmune’s President, Chief Executive Officer and Chairman of the Board. Dr. Bishop was elected President and Chief Executive Officer and to the Board of Directors in May 1992. In May 1999, Dr. Bishop was elected Chairman of the Board. Effective December 31, 1999, Dr. Bishop ceased being a full-time employee of AutoImmune and began working in the same capacity on a part-time basis. For more than five years prior to joining AutoImmune, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President of Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President of Allergan Therapeutics Group from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree in psychology and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Millipore Corporation, a purification technologies/systems company serving the biopharmaceutical and analytical laboratories markets, a director of Caliper Life Sciences Corporation, a microfluidics company developing lab-on-a-chip instrument systems, and a director of Optobionics Corporation, a privately held developer of ophthalmic device products. Dr. Bishop is also a Manager/Trustee of MFS/Compass Funds Complex (a series of portfolios advised by MFS Investment Management) and serves on the Advisory Board for Waterstreet Capital, a leveraged buyout firm focused on opportunities in health care.

Diane M. McClintock, CPA, age 39, joined the Company in June 2005 and was appointed the Company’s Treasurer and Director of Finance on August 18, 2005. From 1998 through 2005, Ms. McClintock was a Director in the Transaction Services practice at PricewaterhouseCoopers LLP where she provided financial advice and assistance to clients regarding potential transactions. From 1995 through 1998, Ms. McClintock was employed by Ernst & Young LLP where she was an Audit Manager. Ms. McClintock received her B.S. degree in Business Administration with a Concentration in Accounting from the University of New Hampshire.

PART II

Item 5.	Market for Small Business Issuer’s Common Equity and Related Stockholder Matters.

Since May 26, 2004, our common stock has been listed on the OTC Bulletin Board under the symbol AIMM. The following table shows the quarterly high and low sales price on the OTC Bulletin Board for a share of our common stock (based on intra-day trading) for the fiscal years ended December 31, 2005 and 2006. The high and low bid information was obtained from NASDAQ.com. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Price range of common stock
	High	Low
Fiscal year ending December 31, 2005
First quarter	$1.45	$0.87
Second quarter	$1.14	$0.83
Third quarter	$1.20	$0.87
Fourth quarter	$1.00	$0.91
Fiscal year ending December 31, 2006
First quarter	$1.59	$0.88
Second quarter	$1.70	$1.16
Third quarter	$1.24	$1.03
Fourth quarter	$1.26	$1.05

As of March 16, 2007, there were 192 record holders and approximately 2,700 total shareholders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain our earnings, if any, and therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Information with respect to shares of the Company’s common stock that may be issued under its equity compensation plans is set forth in our Consolidated Financial Statements in a separate section of this Report commencing on Page F-1.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

From our inception through December 31, 2006, we have incurred ongoing losses from operations and have cumulative losses as of December 31, 2006 totaling $109,639,000. To date, our only revenue from the sale of products has been earned through our joint venture, Colloral LLC. The majority of revenues recorded from inception through December 31, 2006 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement in August 2005, we are now required to consolidate Colloral LLC in accordance with FIN 46 “Consolidation of Variable Interest Entities” effective in the third quarter of 2005. Colloral LLC is now considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, we re-evaluate the provisions of FIN 46 when triggering events arise and to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreements, which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC implemented this plan, including a sales and marketing agreement with Business Development Resources, Inc., which, by virtue of an amendment to the Colloral LLC operating agreement, AutoImmune committed to funding. As of December 31, 2006, we have satisfied our funding commitment and Colloral LLC has terminated the sales and marketing agreement. However, we may make additional capital contributions to Colloral LLC. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses. In 2003, 2004, 2005 and 2006, AutoImmune made additional capital contributions of $25,000, $100,000, $407,000 and $488,000, respectively, to Colloral LLC to support sales and marketing initiatives. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2005 and 2006 and Colloral LLC’s operating results for the six months ended December 31, 2005 and the year ended December 31, 2006 have been consolidated into our financial statements:

	For the year ended December 31,
	2005	2006
Statement of Operations Data:
Revenue	$34,000	$221,000
Cost of goods sold	3,000	46,000
Selling, general and administrative expense	581,000	502,000
Net loss	$(550,000)	$(327,000)

		Six months ended December 31, 2005
Statement of Operations Data:
Revenue		$19,000
Cost of goods sold		4,000
Selling, general and administrative expense		308,000
Net loss		(293,000)

	December 31, 2005	December 31, 2006
Balance Sheet Data:
Current assets	$40,000	$179,000
Long term assets	—	—
Current liabilities	54,000	21,000
Long term liabilities	—	—

On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and Futurebiotics will be unable to market the product as a dietary supplement, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

Years Ended December 31, 2005 and 2006

Revenue was $179,000 and $401,000 for the years ended December 31, 2005 and 2006, respectively. The revenue in 2005 and 2006 was comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis and product revenues generated through our joint venture, Colloral LLC, whose results are consolidated with ours for the third and fourth quarters of 2005 and for the year ended December 31, 2006. In 2006, Colloral LLC executed an option agreement with Futurebiotics whereby Futurebiotics began marketing Vital 3 through the GNC chain of retail stores. Product shipped under this agreement generated revenue of $70,000.

Cost of goods sold was $4,000 and $46,000 for the years ended December 31, 2005 and 2006, respectively. The increase is a result of the increase in product shipped in 2006 due to the implementation of the marketing program for The Collagen Solution undertaken in the third quarter of 2005.

Research and development expenses were $154,000 and $217,000 for the years ended December 31, 2005 and 2006, respectively. The increase is due to the timing of patent related legal costs and an increase in fees associated with patent negotiations.

Selling, general and administrative expenses were $886,000 and $1,047,000 for the years ended December 31, 2005 and 2006, respectively. The increase is primarily a result of Colloral LLC selling, general and administrative costs of $501,000 for the year ended December 31, 2006 compared to $312,000 for the year ended December 31, 2005, which have been consolidated into our operating results commencing with the third quarter of 2005. In addition, noncash stock compensation of $40,000 was recorded during the year ended December 31, 2006 in connection with the implementation of SFAS No. 123R. The increases are offset partially by a decrease in our insurance premiums of $50,000.

Interest income was $304,000 and $428,000 for the years ended December 31, 2005 and 2006, respectively. The increase is primarily due to improvements in market interest rates and returns on investment for U.S. Treasury obligations and other short term instruments.

Equity in net loss of unconsolidated affiliate was $130,000 for the year ended December 31, 2005, which reflects our equity in accumulated net losses of Colloral LLC through June 30, 2005. The operating results of Colloral LLC are consolidated in our operating results commencing in the quarter ended September 30, 2005.

Other income was $25,000 for the year ended December 31, 2005. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. On August 26, 2005, we received the first of two planned distributions of the proceeds in the amount of $25,000 which we have recorded as other income. The final distribution is scheduled in early 2007. However, due to the uncertainty of collection surrounding the final payment, we will not recognize the additional gain until the final distribution is paid to us.

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

We hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral and The Collagen Solution as dietary supplements, and manufacturing Vital 3 for retail sale by Futurebiotics LLC . In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC implemented this plan, including a sales and marketing agreement with Business Development Resources, Inc., which, by virtue of an amendment to the Colloral LLC operating agreement, AutoImmune committed to funding. As of December 31, 2006, we have satisfied our funding commitment and Colloral LLC has terminated the sales and marketing agreement. However, we may make additional capital contributions to Colloral LLC. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During 2006, we used $522,000 of cash for operations. We expect to continue to use our current cash and marketable investments on hand to fund our future operations and development efforts. Based upon our budget for the calendar year 2007 and current expectations for future years, we believe that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of December 31, 2006, our cash and cash equivalents and marketable securities totaled $8,763,000. Current liabilities at December 31, 2006 were $128,000.

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

We believe the following critical accounting policies affect certain judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Revenue is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, payments based upon achievement of certain milestones, or royalties on net product sales. We evaluate revenue from agreements entered into or modified after June 15, 2003 that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” To account for multiple deliverables separately, EITF 00-21 requires that the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery or performance of the undelivered item is probable and within our control. If the components of the arrangement qualify as separate units of accounting under EITF 00-21, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the contract which is not payable until the undelivered elements are delivered.

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

Asset Impairments

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In evaluating whether a decline in fair value below cost basis is other than temporary, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than the cost basis; the financial health of and business outlook for the issuer of the securities, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to hold the investment to recovery. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established.

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

In September 2006, the SEC staff issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address the diversity in practice regarding the quantification of financial statement misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement approach which focuses on new misstatements added in the current year, or the balance sheet approach which focuses on the cumulative amount of misstatement present in a company’s balance sheet. The SEC staff believes that reliance on only one of these methods, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial statement users. As a result, SAB 108 now requires that companies utilize a dual approach to assessing the quantitative effects of financial misstatements, which includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for our current fiscal year ending December, 31, 2006. The adoption of SAB 108 did not impact our financial position or results of operations.

Quantitative and Qualitative Disclosures about Market Risk.

We have invested all of our cash in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not have material exposure to interest rate or market risk.

Item 7.	Financial Statements

Information with respect to our financial statements and financial statement schedules filed with this report is set forth in a separate section of this Report commencing on Page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A.	Controls and Procedures.

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Director of Finance and Treasurer have concluded that, as of December 31, 2006, our disclosure controls and procedures operated effectively to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management to allow timely decisions regarding such required disclosures.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

Not Applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information called for by this Item and not provided above in Item 4A is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2006.

Item 10.	Executive Compensation.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2006.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2006.

Item 13.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Our consolidated financial statements and notes to our consolidated financial statements filed with this report are set forth as follows:

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2006 and for the period from September 9, 1988 (date of inception) to December 31, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the period from September 9, 1988 (date of inception) to December 31, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2006 and for the period from September 9, 1988 (date of inception) to December 31, 2006	F-6

Notes to the Consolidated Financial Statements	F-7

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or are inapplicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number	Exhibit Description

3.1	—Restated Certificate of Incorporation(1)

3.2	—By-Laws(2)

4.1	—Specimen Common Stock Certificate(2)

4.2	—Rights Agreement dated as of May 19, 1995(3)

10.1	—Amended and Restated 1988 Stock Option Plan effective December 14, 1992(1)*

10.2	—Agreement, dated March 18, 1992, between AutoImmune Inc. and Schering Corporation(2)+

10.3	—Amended and Restated Research and Development Agreement, dated July 1, 1992, between AutoImmune Inc. and The Brigham and Women’s Hospital, Inc.(2)

10.4	—Research Agreement, dated October 21, 1992, and Royalty Agreement, dated 1992, between AutoImmune Inc. and Joslin Diabetes Center(2)

10.5	—Research Agreement, dated July 1, 1992, Royalty Agreement, dated June 6, 1990, and Research Agreement, dated July 1990, between AutoImmune Inc. and the Beth Israel Hospital(2)

10.6	—Cooperative Research and Development Agreement, effective July 1, 1990, among the National Eye Institute of the National Institutes of Health, The Brigham and Women’s Hospital and AutoImmune Inc.(2)

10.7	—Amended Consulting Agreement, dated July 1992, and Amended and Restated Consulting Agreement, dated November 1988, between AutoImmune Inc. and Howard L. Weiner, M.D.(2)

Exhibit Number	Exhibit Description

10.8	—Amended Consulting Agreement, dated July 1992, and Amended and Restated Consulting Agreement, dated November 1988, between AutoImmune Inc. and David A. Hafler, M.D.(2)

10.9	—Consulting Agreement, dated February 1, 1989, between AutoImmune Inc. and James P. Tam, Ph.D.(2)

10.10	—Scientific Advisory Board Agreement, dated August 5, 1992, and Consulting Service Agreement, dated August 5, 1992, between AutoImmune Inc. and Jack L. Strominger, M.D.(2)

10.11	—Scientific Advisory Board Agreement, dated August 11, 1992, between AutoImmune Inc. and Herman N. Eisen, M.D.(2)

10.12	—Scientific Consultant Agreement, dated July 16, 1992, between AutoImmune Inc. and Henry Oettinger, Ph.D.(2)

10.13	—Stock Option Plan for Nonemployee Directors (4)*

10.14	—1998 Stock Option Plan(9)*

10.15	—Development and License Agreement dated as of December 4, 1998 between AutoImmune Inc. and Teva Pharmaceutical Industries Ltd.(10)+

10.16	—Consulting Agreement dated January 3, 2000 between AutoImmune Inc. and Robert C. Bishop, Ph.D.(11)*

10.17	—Consulting Agreement dated November 20, 1999 between AutoImmune Inc. and Heather A. Ellerkamp(11)*

10.18	—Consulting Agreement dated September 20, 1999 between AutoImmune Inc. and Fletcher Spaght, Inc.(11)

10.19	—Letter Agreement dated January 31, 2000 between AutoImmune Inc. and Fletcher Spaght, Inc.(12)+

10.20	—Agreement for Assignment of Patent Rights, dated effective as of January 29, 2000 among The Brigham and Women’s Hospital, Inc., AutoImmune Inc. and Neuralab Limited(12)+

10.21	—Letter Agreement dated March 16, 2000 between AutoImmune Inc. and Brigham and Women’s Hospital Inc.(12)+

10.22	—Agreement dated August 1, 2000 between AutoImmune Inc. and Rycor Technology Instruments Corp. (now known as BioMS Medical Corporation)(13)+

10.23	—Limited Liability Company Operating Agreement of Colloral LLC, dated August 19, 2002 (14)+

10.24	—License Agreement, dated August 19, 2002 between AutoImmune Inc. and Colloral LLC (14)

10.25	—Trademark License Agreement, dated August 19, 2002, between AutoImmune Inc. and Colloral LLC (14)

10.26	—Amendment to Research and Development Agreement, dated effective July 1, 2003, between The Brigham and Women’s Hospital and AutoImmune Inc.(15)

10.27	—Summary of Nonemployee Director Fees*

10.28	—Letter Agreement, dated August 18, 2005, between AutoImmune Inc. and Diane M. McClintock (16)*

10.29	—First Amendment to Limited Liability Company Operating Agreement of Colloral LLC, dated August 29, 2005, by and between AutoImmune Inc. and Deseret Laboratories, Inc. (17)

23.1	—Consent of Independent Registered Public Accounting Firm

31.1	—Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	—Certification of Director of Finance pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	—Certification of the Chief Executive Officer and Director of Finance pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).
(2)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-1 (File No. 33-55430).
(3)	Incorporated by reference to AutoImmune’s Current Report in Form 8-K filed with the Securities and Exchange Commission on May 26, 1995 (File No. 0-20948).
(4)	Incorporated by reference to Appendix A to AutoImmune’s definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.
(5)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 17, 1994 (Registration No. 33-82972).
(6)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1994, as amended.
(7)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1995.
(8)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1997.
(9)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1998 (Registration No. 333-68309).
(10)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1998.
(11)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1999.
(12)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(13)	Incorporated by reference into AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended.
(14)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(15)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(16)	Incorporated by reference to AutoImmune’s Current Report in Form 8-K filed with the Securities and Exchange Commission on August 24, 2005.
(17)	Incorporated by reference to AutoImmune’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005.
+	We have been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and have separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our proxy statement which we intend to file with the Security and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOIMMUNE INC.

By:	/s/ ROBERT C. BISHOP
Robert C. Bishop,
Chairman, President and Chief Executive Officer
Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/ ROBERT C. BISHOP Robert C. Bishop Principal Executive Officer	Director, Chairman, President and Chief Executive Officer	March 23, 2007

/s/ DIANE M. MCCLINTOCK Diane M. McClintock Principal Financial and Accounting Officer	Director of Finance and Treasurer	March 23, 2007

/s/ HUGH A. D’ANDRADE Hugh A. D’Andrade	Director	March 23, 2007

/s/ ALLAN R. FERGUSON Allan R. Ferguson	Director	March 23, 2007

/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 23, 2007

AutoImmune Inc.

(a development stage company)

Index to Consolidated Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2006 and for the period from September 9, 1988 (date of inception) to December 31, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the period from September 9, 1988 (date of inception) to December 31, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2006 and for the period from September 9, 1988 (date of inception) to December 31, 2006	F-6

Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AutoImmune Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of AutoImmune Inc. and its subsidiary (a development stage company) at December 31, 2005 and 2006, and the results of their operations and their cash flows for the years then ended and, cumulatively, for the period from September 9, 1988 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 23, 2007

AutoImmune Inc.

(a development stage company)

Consolidated Balance Sheets

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$9,285,000	$8,763,000
Accounts receivable	—	60,000
Prepaid expenses, inventories and other current assets	136,000	128,000

Total current assets	9,421,000	8,951,000
Other assets	—	—

Total assets	$9,421,000	$8,951,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,000	$10,000
Accrued professional fees	85,000	88,000
Deferred revenue	15,000	30,000

Total current liabilities	157,000	128,000

Commitments and contingencies (Notes 5 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2006	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2005 and 2006	169,000	169,000
Additional paid-in capital	118,257,000	118,297,000
Deficit accumulated during the development stage	(109,162,000)	(109,643,000)

Total stockholders’ equity	9,264,000	8,823,000

Total liabilities and stockholders’ equity	$9,421,000	$8,951,000

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Operations

	For the year ended December 31,		Period from September 9, 1988 (date of inception) to December 31, 2006
	2005	2006
Revenue:
License rights	$160,000	$180,000	$7,343,000
Option fees	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	955,000
Product revenue	19,000	221,000	240,000

Total revenue	179,000	401,000	10,738,000

Costs and expenses:
Cost of product revenue	4,000	46,000	50,000
Research and development:
Related party	12,000	12,000	19,983,000
All other	142,000	205,000	92,657,000
Selling, general and administrative	886,000	1,047,000	20,730,000

Total costs and expenses	1,044,000	1,310,000	133,420,000

Income (loss) from operations	(865,000)	(909,000)	(122,682,000)

Interest income	304,000	428,000	13,671,000
Interest expense	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	(130,000)	—	(250,000)
Other income (expense)	25,000	—	(75,000)

	199,000	428,000	13,043,000

Net income (loss)	$(666,000)	$(481,000)	$(109,639,000)

Net income (loss) per share—basic	$(0.04)	$(0.03)

Net income (loss) per share—diluted	$(0.04)	$(0.03)

Weighted average shares outstanding—basic	16,919,623	16,919,623

Weighted average shares outstanding—diluted	16,919,623	16,919,623

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Changes In Stockholders’ Equity

For the period from September 9, 1988 (date of

inception) to December 31, 2006

	Common Stock		Additional paid-in capital	Comprehensive income (loss)	Deficit accumulated during the development stage	Accumulated other comprehensive income	Total stockholders’ equity
	Number of shares	Par value
Issuance of common stock during 1988	168,750	$2,000	$—		$(1,000)	$—	$1,000
Conversion of junior convertible preferred stock to common stock during 1991	506,250	5,000			(3,000)		2,000
Issuance of common stock during 1992	91,116	1,000	100,000				101,000
Conversion of mandatorily redeemable convertible preferred stock to common stock during 1993	6,353,568	63,000	12,496,000				12,559,000
Issuance of common stock, net of issuance costs during 1993	3,022,000	30,000	35,669,000				35,699,000
Issuance of common stock during 1994	67,500	1,000	2,000				3,000
Issuance of common stock, net of issuance costs during 1995	6,072,883	61,000	68,530,000				68,591,000
Issuance of common stock during 1996	75,978	1,000	441,000				442,000
Issuance of common stock during 1997	34,851	—	92,000				92,000
Issuance of common stock during 1998	156,099	2,000	221,000				223,000
Issuance of common stock during 1999	108,877	1,000	163,000				164,000
Issuance of common stock during 2000	101,751	1,000	193,000				194,000
Issuance of common stock during 2001	160,000	1,000	3,000				4,000
Valuation of warrants issued during 2001			192,000				192,000
Valuation of warrants issued during 2003			155,000				155,000
Net loss for the period from September 9, 1988 (date of inception) through December 31, 2004				$(108,359,000)	(108,496,000)		(108,359,000)

Comprehensive loss				(108,359,000)

Balance at December 31, 2004	16,919,623	169,000	118,257,000		(108,496,000)	$—	9,930,000
Comprehensive loss:
Net loss				(666,000)	(666,000)		(666,000)

Comprehensive loss				(666,000)

Balance at December 31, 2005	16,919,623	169,000	118,257,000		(109,162,000)	$—	9,264,000
Comprehensive loss:
Net loss				(481,000)	(481,000)		(481,000)

Comprehensive loss				$(481,000)
Stock option expense			40,000				40,000

Balance at December 31, 2006	16,919,623	$169,000	$118,297,000		$(109,643,000)	$—	$8,823,000

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Cash Flows

Cash flows from operating activities:	For the year ended December 31,		Period from September 9, 1988 (date of inception) to December 31, 2006
	2005	2006
Net loss	$(666,000)	$(481,000)	$(109,639,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Noncash stock compensation	—	40,000	40,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	130,000	—	250,000
(Increase) in accounts receivable	—	(60,000)	(60,000)
(Increase) decrease in prepaid expenses and other current assets	(99,000)	8,000	(128,000)
Increase (decrease) in accounts payable	47,000	(47,000)	10,000
Increase (decrease) in accrued expenses	(20,000)	3,000	68,000
Increase in deferred revenue	2,000	15,000	30,000

Net cash used by operating activities	(606,000)	(522,000)	(103,262,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	—	—	(318,648,000)
Proceeds from sale/maturity of available-for-sale marketable securities	—	—	307,637,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	(105,000)	—	(230,000)
Purchases of fixed assets	—	—	(5,288,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	(105,000)	—	(6,000,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	—	105,514,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	—	118,025,000

Net increase (decrease) in cash and cash equivalents	(711,000)	(522,000)	8,763,000
Cash and cash equivalents at beginning of period	9,996,000	9,285,000	—

Cash and cash equivalents at end of period	$9,285,000	$8,763,000	$8,763,000

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

We have not yet completed the development of any product, except Colloral®, The Collagen Solution and Vital 3, all of which are nutritional supplements. We contributed all of the equipment used to manufacture these products and certain Colloral-related intellectual property to Colloral LLC, a joint venture between AutoImmune and Deseret Laboratories, Inc. formed in August 2002. Colloral LLC is currently the exclusive manufacturer, marketer and seller of Colloral and The Collagen Solution. Our other products will require significant additional clinical testing and investment prior to commercialization. To date, we have been dependent on collaborative agreements for the majority of our basic research and have primarily used contract manufacturers to produce our products for clinical trials.

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

In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC and Futurebiotics will be unable to market the product as a dietary supplement and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the accounts of AutoImmune, Inc and our joint venture with Deseret Laboratories, Inc. (“Deseret”), Colloral LLC. Pursuant to FIN 46, “Consolidation of Variable

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

Interest Entities,” we began to consolidate Colloral LLC in the third quarter of 2005 when it qualified as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Marketable Securities

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We invest primarily in money market securities and U.S. Government debt securities of short maturity. These investments are subject to minimal credit and market risks. We specifically identify securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities.

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In evaluating whether a decline in fair value below cost basis is other than temporary, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than the cost basis; the financial health of and business outlook for the issuer of the securities, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to hold the investment to recovery. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio, if, among other things, relevant information related to the marketable securities was not publicly available or if other factors not considered would have been relevant to the determination of impairment.

Fair Value of Financial Instruments

At December 31, 2006, our financial instruments primarily consisted of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses. The carrying amounts of these instruments approximate their fair values.

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

Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates and products using our technology. The terms of the agreements typically include non-refundable license fees, payments based upon achievement of certain milestones, or royalties on net product sales. We evaluate revenue from agreements entered into on or after June 15, 2003 that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” To account for multiple deliverables separately, EITF 00-21 requires that the delivered items have value to the

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery or performance of the undelivered item is probable and within our control. If the components of the arrangement qualify as separate units of accounting under EITF 00-21, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the contract which is not payable until the undelivered elements are delivered.

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

License revenue generated in 2005 and 2006 was derived from an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) (see Note 10).

Product revenues generated in 2005 and 2006 were earned through our consolidated joint venture, Colloral LLC. We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period using the graded vesting method. Stock-based employee compensation expense was $40,000 for the year ended December 31, 2006. We recorded these noncash expenses to general and administrative expense. Previously, we had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

We had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,”

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

through disclosure only. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

Year ended December 31, 2005
Net loss as reported	$(666,000)
Deduct: total stock-based employee compensation expense determined under the fair-value-based method for all awards	(42,000)

Pro forma net loss	$(708,000)

Net loss per share:
Basic and diluted—as reported	$(0.04)
Basic and diluted—pro forma	$(0.04)

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

As of December 31, 2006, there remained approximately $45,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.8 years. The aggregate intrinsic value of all stock options outstanding at December 31, 2006 was negative. No options were exercised during the years ended December 31, 2005 or 2006. The total fair value of stock options that vested during the years ended December 31, 2005 and 2006 was insignificant.

Net Income (Loss) Per Share—Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the years ended December 31, 2005 and 2006, shares used to compute diluted earnings per share excluded 2,012,600 and 1,648,500 stock options and warrants, respectively, as their inclusion would have been anti-dilutive due to the net losses incurred in these years.

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

In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. As a result of the amendments to the operating agreement, Colloral LLC is now considered a VIE, of which we are the primary beneficiary. We are now required to consolidate Colloral LLC for financial reporting purposes, effective in the third quarter of 2005. In accordance with FIN 46, we re-evaluate the provisions of FIN 46 when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreements, which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

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

In September 2006, the SEC staff issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address the diversity in practice regarding the quantification of financial statement misstatement. Prior to SAB 108, companies evaluated the materiality of financial statement misstatements using either the income statement approach which focuses on new misstatements added in the current year, or the balance sheet approach which focuses on the cumulative amount of misstatement present in a company’s balance sheet. The SEC staff believed that reliance on only one of these methods, to the exclusion of the other, did not appropriately quantify all misstatements that could be material to financial statement users. As a result, SAB 108 now requires that companies utilize a dual approach to assessing the quantitative effects of financial misstatements, which includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for our current fiscal year ending December, 31, 2006. The adoption of SAB 108 did not have an impact on our financial position or results of operations

Disclosure of Non-Cash Investing and Financing Activities

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

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

Supplemental Disclosure of Cash Flow Information

We have paid interest of $255,000 since inception. In 2005 and 2006, we did not pay any interest. We paid income taxes of $11,000 in 1996, which are the only income taxes we have paid.

3.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair market value at December 31, 2006. As of December 31, 2005 and 2006, all investments have original maturities of 90 days or less and, therefore, are classified as cash equivalents.

Marketable securities that were purchased and sold in periods prior to adoption of SFAS No. 115 on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

4.	Other Assets

At December 31, 2005 and 2006, we had two investments, one in OraGen Corporation and one in Colloral LLC.

OraGen Corporation (“OraGen”) is a private company in which our interest is less than 20% of its common stock and is accounted for under the cost method. In 2002, we determined that the entire value of our investment in OraGen should be reduced to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. On August 26, 2005, we received the first of two planned distributions of the proceeds in the amount of $25,000 which we recorded as other income. The final distribution is scheduled for early 2007; however, due to the uncertainty of collection surrounding the final payment, we will not recognize the additional gain until the final distribution is paid to us.

Colloral LLC is a joint venture formed in August 2002 between AutoImmune and Deseret Laboratories Inc., (a private company headquartered in St. George, Utah) to manufacture, market and sell Colloral® as a dietary supplement. In 2002, AutoImmune contributed the equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to Colloral LLC. These assets had a net book value of $0. Deseret contributed cash and was committed to providing additional amounts. In 2003, 2004, 2005 and 2006, AutoImmune made additional capital contributions of $25,000, $100,000, $407,000 and $488,000, respectively, to Colloral LLC to support sales and marketing initiatives.

In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. Colloral LLC

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

implemented this plan, including a sales and marketing agreement with Business Development Resources, Inc. As of December 31, 2006, we have satisfied our funding commitment and Colloral LLC has terminated the sales and marketing agreement. However, we may make additional capital contributions to Colloral LLC.

Our interest in Colloral LLC is greater than 50%, but AutoImmune does not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. We initially recorded the investment in Colloral at a cost of $0 and have increased it to reflect the cash contributions paid and reduced it to reflect our share of the losses. Profits and losses are allocated in accordance with the amended operating agreement. As a result of the amendments to the operating agreement, we are now required to consolidate Colloral LLC for financial reporting purposes in accordance with FIN 46 effective in the third quarter of 2005. Colloral LLC is now considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, we re-evaluate the provisions of FIN 46 when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreements, which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

Due to the fact that the minority shareholder’s portion of the accumulated losses exceeds its contributed capital and it is not required to fund the losses, we are required to consolidate 100% of Colloral LLC’s losses until such time as the minority shareholder’s capital contributions exceed accumulated losses.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2005 and 2006 and Colloral LLC’s operating results for the six months ended December 31, 2005 and the year ended December 31, 2006 have been consolidated into our financial statements:

	For the year ended December 31,
	2005	2006
Statement of Operations Data:
Revenue	$34,000	$221,000
Cost of goods sold	3,000	46,000
Selling, general and administrative expense	581,000	502,000
Net loss	$(550,000)	$(327,000)

Six months ended December 31, 2005
Statement of Operations Data:
Revenue	$19,000
Cost of goods sold	4,000
Selling, general and administrative expense	308,000
Net loss	(293,000)

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

	December 31, 2005	December 31, 2006
Balance Sheet Data:
Current assets	$40,000	$179,000
Long term assets	—	—
Current liabilities	54,000	21,000
Long term liabilities	—	—

In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC and Futurebiotics will be unable to market the product as a dietary supplement and that the products will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

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

Our agreement with BWH expired on June 30, 2006. Since June 30, 2004 there has been no funding provided to BWH under this agreement. It is currently anticipated that research funding will be reinitiated in 2007 to evaluate new methods that may facilitate the clinical development of products based upon mucosal tolerance. The terms under which this clinical research might be done are currently under negotiation.

The majority of our consolidated joint venture’s (Colloral LLC) manufacturing and operating expenses, including internal operating costs and third-party obligations, are incurred by the joint venture partners on behalf of the joint venture and are then charged back to Colloral LLC. The determination of the amount of internal operating costs incurred by each joint venture partner on behalf of Colloral LLC requires judgement. As a result, the financial results of Colloral LLC may not be indicative of the results that would have occurred had the joint venture obtained all of its manufacturing and commercialization from third party entities. During the years ended December 31, 2005 and 2006, the joint venture incurred costs of $16,000 and $40,000, respectively for the purchase of inventory from Deseret and costs of $10,000 each year for labor and overhead incurred by Deseret on behalf of the joint venture.

Mr. Fletcher, a director of AutoImmune, is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting firm. In January 2000, AutoImmune entered into an agreement with Fletcher Spaght under which Fletcher Spaght agreed to assist AutoImmune with the potential launch of Colloral as a

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

dietary supplement. Under the agreement, as amended, Fletcher Spaght is entitled to receive a payment of (i) 2.5% of the amount, if any, that AutoImmune receives for any U.S. rights to Colloral as a nutritional product in a transaction consummated on or before December 31, 2002 less (ii) $50,000 of retainer fees received by Fletcher Spaght under the agreement. In August 2002 AutoImmune entered into a joint-venture with Deseret Laboratories, Inc. to manufacture, market and sell Colloral as a nutritional product. As of December 31, 2006, Fletcher Spaght had received no payment under its agreements with AutoImmune, other than $50,000 of retainer fees.

6.	Income Taxes

No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

The components of deferred income tax benefit (expense) are as follows:

	Year ended December 31,
	2005	2006
Income tax benefit (expense):
Federal	$(26,000)	$127,000
State	(48,000)	33,000

	(74,000)	160,000
(Increase) decrease in deferred tax asset valuation allowance	74,000	(160,000)

	$—	$—

The reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 2005 and 2006 to pre-tax loss is as follows:

	Year ended December 31,
	2005	2006
(Provision) benefit at statutory rate	$233,000	$168,000
Permanent items	(142,000)	124,000
Expiration of federal and state research and development, orphan drug and investment tax credits and federal and state net operating loss carryforwards	(192,000)	(162,000)
State tax benefit (provision), net of federal tax liability	27,000	30,000

	(74,000)	160,000

(Increase) decrease in valuation allowance	74,000	(160,000)

	$—	$—

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

Deferred tax assets are comprised of the following:

	December 31,
	2005	2006
Research costs capitalized for tax purposes	$25,517,000	$25,604,000
Research and development, orphan drug and investment tax credits	10,932,000	10,761,000
Loss carryforwards	12,983,000	13,260,000
Other temporary differences	178,000	145,000

Gross deferred tax assets	49,610,000	49,770,000
Deferred tax asset valuation allowance	(49,610,000)	(49,770,000)

	$—	$—

We have provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. If we achieve profitability, these deferred tax assets, portions of which are subject to annual limitations, may be available to offset future income tax liabilities and expenses. Of the $49,770,000 valuation allowance at December 31, 2006, $965,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

At December 31, 2006, AutoImmune has federal and state net operating loss carryforwards of $37,639,000 and $1,727,000 respectively, which began to expire in 2003. AutoImmune also has federal and state credit carryforwards of $10,034,000 and $1,118,000 respectively, which began to expire in 2003.

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

At December 31, 2006, we had 5,000,000 authorized shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of our Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

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

As of December 31, 2006, we have reserved 2,026,910 shares of common stock for use in our stock option plans and employee stock purchase plan.

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

The 1988 Stock Option Plan expired on September 19, 1998.

1998 Stock Option Plan

Our 1998 Stock Option Plan (the “1998 Stock Option Plan”), adopted by our shareholders on May 28, 1998, provides for the granting of incentive stock options and non-qualified stock options to employees, directors and other individuals performing services on our behalf. The Compensation Committee is responsible for the administration of the 1998 Stock Option Plan. The Compensation Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of AutoImmune). The term of options granted under the 1998 Stock Option Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of AutoImmune). The maximum number of shares of our common stock reserved for issuance in accordance with the terms of the 1998 Stock Option Plan is 1,300,000, of which 507,250 were available for grant at December 31, 2006.

Director Stock Option Plan

In 1993, our Board of Directors approved a stock option plan for non-employee directors (the “Director Option Plan”). This plan was approved by our shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director receives an option to purchase 25,000

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

shares of common stock. In each year thereafter, if the individual is still a member of the Board of Directors, the director receives options to purchase an additional 6,500 shares of common stock. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993, and the amended Director Option Plan provides that an option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. Options to purchase 333,000 shares of common stock have been granted under the Director Option Plan. Options to purchase 121,000 shares of common stock have been cancelled. At December 31, 2006, options to purchase 212,000 shares of common stock were outstanding. A maximum of 300,000 shares of our common stock is reserved for issuance in accordance with the terms of the amended Director Option Plan.

The following table summarizes information about stock options outstanding at December 31, 2005 and 2006:

	Year Ended
	December 31, 2005		December 31, 2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	1,180,100	$1.37	1,262,600	$1.32
Granted	88,600	$0.87	51,250	$1.21
Exercised	—	$—	—	$—
Cancelled	(6,100)	$5.61	(40,350)	$5.83

Outstanding at end of period	1,262,600	$1.32	1,273,500	$1.17

Options exercisable at end of period	1,113,625	$1.38	1,119,500	$1.19
Weighted average grant date fair value of options granted		$0.53		$0.74

At December 31, 2006, stock options were outstanding and exercisable as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$0.52	500,000	5.5 years	$0.52	500,000	$0.52
$0.53—$1.81	551,750	4.4 years	$1.21	397,750	$1.19
$2.00—$ 2.87	179,750	1.3 years	$2.35	179,750	$2.35
$3.00—$3.60	42,000	3.0 years	$3.28	42,000	$3.28

	1,273,500	4.4 years		1,119,500

Weighted average remaining contractual life of exercisable options            3.8 years

Employee Stock Purchase Plan

On July 20, 1994, our Board of Directors approved the 1994 Employee Stock Purchase Plan (the “Purchase Plan”). This plan enables eligible employees to purchase our common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in any year). At December 31, 2006, 158,160 shares of common stock were reserved for purchases under the Purchase Plan. During 2005 and 2006, no shares were purchased under the Purchase Plan.

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

In November 1999, we entered an agreement with Teva Pharmaceutical Industries Ltd. The agreement covers the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available injectable drug for multiple sclerosis. Under the agreement, we are responsible for filing, prosecuting and maintaining the intellectual property rights licensed to Teva in our name. On March 20, 2006, Teva disclosed in a 20-F filing that it would not continue development of the enteric coated oral formulation of Copaxone and was considering future development of non-parenteral formulations of the product. As of December 31, 2006, Teva’s website disclosed that new and potentially improved formulations of oral Copaxone® are in preclinical development. It is unclear whether these new formulations involve intellectual property licensed by us to Teva. If Teva were to develop a product using intellectual property licensed by AutoImmune and the product is approved for sale, we would receive a milestone payment and an escalating royalty based on cumulative sales of all products covered by the Teva agreement.

In March 2000, we entered an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. Under the terms of the agreement, we received a $4 million cash payment in March 2000, a $1.5 million cash payment in September 2001 and a $1.5 million cash payment in March 2003. In addition, Elan Plc received a warrant to purchase 375,000 shares of AutoImmune common stock at $3.13 per share in September 2001 and a warrant to purchase 375,000 shares of AutoImmune common stock at $0.7275 per share in March 2003. The valuation of the warrants issued in September 2001 and March 2003, as determined by using a Black-Scholes model, of $192,000 and $155,000, respectively, was recorded as an offset to revenue. The warrant to purchase 375,000 shares of our Common Stock at $3.13 per share expired effective September 16, 2006. Furthermore, under the terms of this agreement, AutoImmune and The Brigham and Women’s Hospital have indemnified the subsidiary of Elan Plc against any claim, demand or action, arising from any misrepresentation made to the subsidiary of Elan Plc about patent rights and breach of warranties, up to the amount of monies received by us under the agreement.

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

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

Leases

We have limited operations utilizing the personal office spaces of the President and the Director of Finance and our consolidated joint venture, Colloral LLC, outsources all of its operations, therefore, we have no leases. As a result, at December 31, 2006 we had no lease obligations and no future minimum lease commitments.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Total revenue	$38,000	$37,000	$44,000	$60,000
Total expenses	242,000	203,000	348,000	251,000
Net income (loss)	(173,000)	(194,000)	(200,000)	(99,000)
Income (loss) per share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

2006
Total revenue	$97,000	$87,000	$80,000	$137,000
Total expenses	492,000	375,000	229,000	214,000
Net income (loss)	(298,000)	(183,000)	(36,000)	36,000
Income (loss) per share—basic and diluted	$(0.02)	$(0.01)	$(0.00)	$0.00