Form 10QSB/A
period 2007-06-30
AUTOIMMUNE INC
filed 2007-10-16
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Amendment No. 1)

FORM 10-QSB/A

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, solely to include information in Item 4 of Part II regarding matters submitted to a vote of security holders during the period covered by the original report on Form 10-QSB. No other information included in the original report on Form 10-QSB is amended by this Form 10-QSB/A.

AUTOIMMUNE INC.

QUARTER ENDED JUNE 30, 2007

2

AUTOIMMUNE INC.

PART II—OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held on May 17, 2007.

(c) The following directors were elected to serve until the next Annual Meeting or until their successors are elected and qualified, by the following votes:

Name	Number of Votes For	Number of Votes Withheld	Abstain
Robert C. Bishop	14,155,242	991,010	0
Hugh A. D’Andrade	14,936,378	209,874	0
Allan R. Ferguson	14,936,628	209,624	0
R. John Fletcher	14,117,842	1,028,410	0

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits (numbered in accordance with Item 601 of Regulation S-B)

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of the Director of Finance and Treasurer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: October 16, 2007	/s/ ROBERT C. BISHOP
Robert C. Bishop
Chairman, President and Chief Executive Officer

Date: October 16, 2007	/s/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer

4