Form 10QSB
period 2007-09-30
AUTOIMMUNE INC
filed 2007-11-13
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

Number of shares outstanding of the small business issuer’s Common Stock as of November 7, 2007:

Common Stock, par value $.01	16,979,623 shares outstanding

Indicate by check mark whether Transitional Small Business Disclosure Format :    Yes  ☐    No  ☒

AUTOIMMUNE INC.

QUARTER ENDED SEPTEMBER 30, 2007

Page Number
PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2006 and September 30, 2007	2

Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and 2007 and for the period from September 9, 1988 (date of inception) to September 30, 2007	3

Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2007 and for the period from September 9, 1988 (date of inception) to September 30, 2007	4

Notes to the Unaudited Consolidated Financial Statements	5

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3—Controls and Procedures	12

PART II—OTHER INFORMATION

Item 6—Exhibits	13

Signatures	14

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2006	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,763,000	$6,132,000
Marketable securities	—	2,560,000
Accounts receivable	60,000	10,000
Related party receivable	—	163,000
Prepaid expenses, inventories and other current assets	128,000	138,000

Total current assets	8,951,000	9,003,000

Total assets	$8,951,000	$9,003,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,000	$34,000
Accrued professional fees	88,000	92,000
Deferred revenue	30,000	23,000

Total current liabilities	128,000	149,000

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and September 30, 2007	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2006 and 16,979,623 shares issued and outstanding at September 30, 2007	169,000	170,000
Additional paid-in capital	118,297,000	118,387,000
Deficit accumulated during the development stage	(109,643,000)	(109,705,000)
Accumulated other comprehensive income	—	2,000

Total stockholders’ equity	8,823,000	8,854,000

Total liabilities stockholders’ equity	$8,951,000	$9,003,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2007
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Revenue:
License rights	$45,000	$45,000	$135,000	$135,000	$7,478,000
Option fees	—	—	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000
Product revenue	35,000	14,000	129,000	84,000	324,000

Total revenue	80,000	59,000	264,000	219,000	10,957,000

Costs and expenses:
Cost of product revenue	5,000	9,000	18,000	20,000	70,000
Research and development:
Related party	3,000	3,000	9,000	9,000	19,992,000
All other	22,000	4,000	163,000	86,000	92,743,000
Selling, general and administrative	199,000	163,000	906,000	526,000	21,256,000

Total costs and expenses	229,000	179,000	1,096,000	641,000	134,061,000

Total operating loss	(149,000)	(120,000)	(832,000)	(422,000)	(123,104,000)

Interest income	113,000	112,000	315,000	335,000	14,006,000
Interest expense	—	—			(303,000)
Equity in net loss of unconsolidated affiliate	—	—	—	—	(250,000)
Other income (expense)	—	—	—	25,000	(50,000)

Net loss	$(36,000)	$(8,000)	$(517,000)	$(62,000)	$(109,701,000)

Net loss per share-basic	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Net loss per share-diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding-basic	16,919,623	16,979,623	16,919,623	16,967,504

Weighted average common shares outstanding-diluted	16,919,623	16,979,623	16,919,623	16,967,504

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2007
	September 30, 2006	September 30, 2007
Cash flows from operating activities:
Net income (loss)	$(517,000)	$(62,000)	$(109,701,000)
Adjustment to reconcile net loss to net cash provided by (used by) operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	250,000
Noncash stock compensation	31,000	58,000	98,000
(Increase) decrease in accounts receivable	—	50,000	(10,000)
(Increase) decrease in prepaid expenses and other current assets	(2,000)	(10,000)	(138,000)
Increase (decrease) in accounts payable	(34,000)	24,000	34,000
Increase (decrease) in accrued expenses	(4,000)	4,000	72,000
Increase (decrease) in deferred revenue	—	(7,000)	23,000

Net cash provided by (used by) operating activities	(526,000)	57,000	(103,205,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	—	(3,693,000)	(322,341,000)
Proceeds from sale/maturity of available-for-sale marketable securities	—	1,135,000	308,772,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	—	—	(230,000)
Related party receivable from joint venture partner	—	(163,000)	(163,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	—	(2,721,000)	(8,721,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	33,000	105,547,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	33,000	118,058,000

Net increase (decrease) in cash and cash equivalents	(526,000)	(2,631,000)	6,132,000
Cash and cash equivalents, beginning of period	9,285,000	8,763,000	—

Cash and cash equivalents, end of period	$8,759,000	$6,132,000	$6,132,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE I NC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of September 30, 2007, for the three and nine months ended September 30, 2006 and 2007 and for the period from inception (September 9, 1988) through September 30, 2007 are unaudited, however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for these interim periods. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2006 included in our Form 10-KSB. Results for interim periods are not necessarily indicative of results for the entire year. In the quarter ended September 30, 2005, we amended the Colloral LLC operating agreement. As a result of the amended terms of the agreement, we are required to consolidate Colloral LLC in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”). All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to note 5 for additional information related to our interest in Colloral LLC.

2.	Stock Compensation

We have several stock-based employee compensation plans. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $16,000 and $33,000 for the three months ended September 30, 2006 and 2007, respectively and $31,000 and $58,000 for the nine months ended September 30, 2006 and 2007, respectively. The Company recorded these noncash expenses as general and administrative expense.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three and nine month periods ended September 30, 2006, shares used to compute diluted earnings per share excluded 1,648,500 stock options and warrants as their inclusion would have been anti-dilutive due to net losses incurred in these periods. For the three and nine month periods ended September 30, 2007 shares used to compute diluted earnings per share excluded 1,596,000 stock options and warrants as their inclusion would have been anti-dilutive due to net losses incurred in these periods.

4.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2006 and September 30, 2007, and were primarily invested in money market accounts and U.S. Treasury obligations. As of December 31, 2006, all investments had original maturities of 90 days or less and, therefore, were classified as cash equivalents. The following is a summary of available-for-sale marketable securities held by us at September 30, 2007:

	Maturity Term	Fair Value	Unrealized Gains	Unrealized Losses	Amortized Cost
September 30, 2007:
U.S. Government debt securities	Within 1 year	$2,560,000	$2,000	$—	$2,558,000

		$2,560,000	$2,000	$—	$2,558,000

All of our marketable securities were classified as current at September 30, 2007 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the three month period ended September 30, 2007 were not significant.

Marketable securities that were purchased and sold in periods prior to adoption of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

OraGen Corporation (“OraGen”) was a private company in which our interest was less than 20%. In 2002, we determined that the entire value of our investment in OraGen should be reduced to zero to reflect OraGen’s continued difficulty in obtaining funding for its operations. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. The final distribution of $25,000 was received in March 2007 and recorded as other income.

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

In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. Colloral LLC implemented this plan, including a sales and marketing agreement with Business Development Resources, Inc. In 2003, 2004, 2005 and 2006, AutoImmune made additional capital contributions of $25,000, $100,000, $407,000 and $488,000, respectively, to Colloral LLC to support sales and marketing initiatives. While we are not contractually committed to make additional capital contributions to Colloral LLC, during the three months ended September 30, 2007, we made additional contributions to support continuing marketing efforts. We may make additional contributions to Colloral LLC in the future.

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

Due to the facts that Deseret’s share of the accumulated losses exceeds its contributed capital and it is not required to fund the losses, we are required to consolidate 100% of Colloral LLC’s losses until such time as Deseret’s capital contributions exceed its portion of accumulated losses. If future earnings materialize, we will recognize 100% of the joint venture’s net income to the extent of the Deseret losses we previously recognized.

The following table contains selected financial data for Colloral LLC, which has been consolidated into our financial statements. Shipping and handling costs have been classified as selling expenses.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Statement of Operations Data:
Revenue	$35,000	$14,000	$129,000	$84,000
Cost of goods sold	5,000	9,000	18,000	20,000
Selling, general and administrative expense	87,000	34,000	465,000	68,000
Net income (loss)	$(57,000)	$(29,000)	$(354,000)	$(4,000)

	December 31, 2006	September 30, 2007
Balance Sheet Data:
Current assets	$179,000	$199,000
Long term assets	—	—
Current liabilities	21,000	27,000
Long term liabilities	—	—

In 2000, we completed a market analysis of Colloral as a nutritional supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. The product is currently being marketed both by Colloral LLC and by certain licensees. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, neither Colloral LLC nor its licensees will be able to market the product as a dietary supplement and the product will be withdrawn from the market. Withdrawal of the product from the market would eliminate the possibility of future distributions to us from Colloral LLC.

6.	Related party receivable

During September 2007, Deseret borrowed $163,000 from Colloral LLC. The amount was repaid in full on October 5, 2007.

7.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Net income (loss)	$(36,000)	$(8,000)	$(517,000)	$(62,000)
Change in unrealized gain (loss) on investments		2,000		2,000

Comprehensive income (loss)	$(36,000)	$(6,000)	$(517,000)	$(60,000)

8.	Indemnification

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

At January 1, 2007, we had net operating loss, or NOL, carryforwards and Research and Development, or R&D, credit carryforwards. Utilization of the NOL and R&D credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state and foreign provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in an ownership change or could result in an ownership change in the future upon subsequent disposition. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant complexity and cost associated with such study. There also could be additional ownership changes in the future. If we have experienced an ownership change at any time since our formation, utilization of our NOL or R&D credit carryforwards will be subject to an annual limitation under Section 382, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

We have elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have not accrued any interest or penalties related to uncertain tax positions.

We conduct business in the United States. We are subject to examination in the normal course of business by taxing authorities in this jurisdiction. As of September 30, 2007, no examinations related to income taxes have occurred. The tax years 2003-2006 remain open to examination by the taxing jurisdictions to which we are subject.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data at the highest level, to fair value based on an entity’s own fair value assumptions, at the lowest level. SFAS 157 will be effective for us beginning in 2008. We are currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial position, results of operations and our cash flows.

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

From our inception through September 30, 2007, we have incurred ongoing losses from operations and have cumulative losses as of September 30, 2007 totaling $109,701,000. To date, our only revenue from the sale of products has been earned through our joint venture with Deseret Lanoratories, Inc., Colloral LLC. The majority of revenues recorded from inception through September 30, 2007 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into our joint venture with Deseret Laboratories, Inc. by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), effective in the third quarter of 2005. Colloral LLC is considered a variable interest entity (“VIE”) under FIN 46, of which we are the primary beneficiary. In accordance with FIN 46, we re-evaluate the provisions of FIN 46 when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreement, which may require us to re-evaluate the joint venture under FIN 46. Such re-evaluation may result in a conclusion that the joint venture is no longer a VIE requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, AutoImmune made additional capital contributions to Colloral LLC in 2003, 2004, 2005 and 2006 of $25,000, $100,000, $407,000 and $488,000, respectively. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the three months ended September 30, 2007 to support continuing marketing efforts. We may make additional contributions to Colloral LLC in the future.

There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, we may continue to incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

The following table contains selected financial data for Colloral LLC, which has been consolidated into our financial statements. Shipping and handling costs have been classified as selling expenses.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Statement of Operations Data:
Revenue	$35,000	$14,000	$129,000	$84,000
Cost of goods sold	5,000	9,000	18,000	20,000
Selling, general and administrative expense	87,000	34,000	465,000	68,000
Net income (loss)	$(57,000)	$(29,000)	$(354,000)	$(4,000)

	December 31, 2006	September 30, 2007
Balance Sheet Data:
Current assets	$179,000	$199,000
Long term assets	—	—
Current liabilities	21,000	27,000
Long term liabilities	—	—

On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. The product is currently being marketed both by Colloral LLC and by certain licensees. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, neither Colloral LLC nor its licensees will be able to market the product as a dietary supplement and the product will be withdrawn from the market. Withdrawal of the product from the market would eliminate the possibility of future distributions to us from Colloral LLC.

Three and Nine Months Ended September 30, 2006 and 2007

Revenue was $80,000 and $59,000 for the three months ended September 30, 2006 and 2007, respectively. Revenue was $264,000 and $219,000 for the nine months ended September 30, 2006 and 2007, respectively. The revenue was comprised of $45,000 of monthly license payments from BioMS in each quarter and $35,000 and $14,000 of product sales revenue for Colloral, The Collagen Solution, and Vital 3 from our consolidated joint venture, Colloral LLC for the three months ended September 30, 2006 and 2007, respectively. Revenue from Colloral LLC product sales in the nine months ended September 30, 2006 and 2007 were $129,000 and $84,000, respectively. In 2006 and 2007, Colloral LLC executed a series of agreements with Futurebiotics, LLC and related companies whereby Futurebiotics began marketing Colloral’s dietary supplement under the brand name Vital 3 through several different channels, including the GNC chain of retail stores and both print and e-catalogs. Domestic retail store sales ceased in September 2007, and Futurebiotics is currently evaluating both international and multi-level selling opportunities. Product shipped under these agreements generated revenue of $29,000 in the nine months ended September 30, 2007.

Cost of goods sold was $5,000 and $9,000 for the three months ended September 30, 2006 and 2007, respectively. Cost of goods sold was $18,000 and $20,000 for the nine months ended September 30, 2006 and 2007, respectively. Product margins were lower in the nine months ended September 30, 2007 due to a higher volume of sales under our agreement with Futurebiotics, LLC.

Research and development expenses were $25,000 and $7,000 for the three months ended September 30, 2006 and 2007, respectively. Research and development expenses were $172,000 and $95,000 for the nine months ended September 30, 2006 and 2007, respectively. The decrease is due to the reduction in legal fees to maintain our patent portfolio and a decline in patent-related maintenance fees.

Selling, general and administrative expenses were $199,000 and $163,000 for the three months ended September 30, 2006 and 2007, respectively. Selling, general and administrative expenses were $906,000 and $526,000 for the nine months ended September 30, 2006 and 2007, respectively. The decrease is primarily a result of Colloral LLC’s selling, general and administrative costs, which declined from $466,000 in the nine months ended September 30, 2006 to $69,000 in the nine months ended September 30, 2007 due to the termination of Colloral LLC’s sales and marketing agreement with Business Development Resources, Inc.

Interest income was $113,000 and $112,000 for the three months ended September 30, 2006 and 2007, respectively. Interest income was $315,000 and $335,000 for the nine months ended September 30, 2006 and 2007, respectively. The increase is due to a higher average return on investment.

Other income was $25,000 for the nine months ended September 30, 2007. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. In March 2007, we received the final distribution of the proceeds in the amount of $25,000, which we have recorded as other income.

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

We hold an interest in an entity called Colloral LLC, which is manufacturing, marketing and selling Colloral and The Collagen Solution as dietary supplements, and manufacturing Vital 3 for retail sale by Futurebiotics, LLC. In the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. for the development of a consumer oriented marketing plan. Colloral LLC implemented this plan, including a sales and marketing agreement with Business Development Resources, Inc., which, by virtue of an amendment to the Colloral LLC operating agreement, AutoImmune committed to funding. We satisfied our funding commitment in 2006 and Colloral LLC terminated the sales and marketing agreement. While we are not contractually committed to make additional capital contributions to Colloral LLC, during the three months ended September 30, 2007, we made additional contributions of $12,000 to support continuing marketing efforts related to potential sales through The Shopping Channel in Canada. We may make additional contributions to Colloral LLC in the future. There can be no assurance, however, that the sales and marketing initiatives that have been or, in the future, may be funded by additional capital contributions will be successful. Accordingly, we may continue to incur substantial losses.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the nine months ended September 30, 2007, we generated $57,000 of cash to fund operations. The most significant use of cash for the nine months ended September 30, 2007 was legal and patent expenses totaling $163,000. We expect to continue to use our current cash and marketable investments on hand to fund our operations and marketing efforts. Based upon our budget for calendar year 2007 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least the next five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, from collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development or marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, we invest in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of September 30, 2007, our cash and cash equivalents and marketable securities totaled $8,692,000. Current liabilities at September 30, 2007 were $149,000.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. As a result of an amendment to the operating agreement of Colloral LLC, our joint venture for the development and marketing of dietary supplements, we began consolidating Colloral LLC’s financial statements with our financial statements beginning with the quarter ended September 30, 2005.

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

At January 1, 2007, we had net operating loss, or NOL, carryforwards and Research and Development, or R&D, credit carryforwards. Utilization of the NOL and R&D credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state and foreign provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in an ownership change or could result in an ownership change in the future upon subsequent disposition. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant complexity and cost associated with such study. There also could be additional ownership changes in the future. If we have experienced an ownership change at any time since our formation, utilization of our NOL or R&D credit carryforwards will be subject to an annual limitation under Section 382, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

We have elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have not accrued any interest or penalties related to uncertain tax positions.

We conduct business in the United States. We are subject to examination in the normal course of business by taxing authorities in this jurisdiction. As of September 30, 2007, no examinations related to income taxes have occurred. The tax years 2003-2006 remain open to examination by the taxing jurisdictions to which we are subject.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data at the highest level, to fair value based on an entity’s own fair value assumptions, at the lowest level. SFAS 157 will be effective for us beginning in 2008. We are currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial position, results of operations and our cash flows.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There has been no change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits (numbered in accordance with Item 601 of Regulation S-B)

Exhibit Number	Description
10.1	Supply and License Agreement dated effective August 20, 2007 between AutoImmune and Bronson Laboratories LLC, Futurebiotics LLC and Jenasol LLC. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of the Director of Finance and Treasurer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: November 13, 2007	/S/ ROBERT C. BISHOP
Robert C. Bishop
Chairman, President and Chief Executive Officer

Date: November 13, 2007	/S/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer