Form 10KSB
period 2007-12-31
AUTOIMMUNE INC
filed 2008-03-21
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $.01 par value

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

The issuer’s revenues for the year ended December 31, 2007 were $294,000.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of June 30, 2007 was approximately $19,240,302 (1). There were 16,999,623 shares of the issuer’s Common Stock, $0.01 par value per share, outstanding as of March 16, 2008.

(1)	Non-affiliates of the small business issuer include all shareholders other than directors, executive officers and holders of 10% or more of the small business issuer’s Common Stock.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 15, 2008 which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2007 are incorporated by reference into Part III hereof.

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

We believe we are the leading company for the development of products based upon the concepts of mucosal tolerance. The status of each of our principal products is as follows:

Colloral®—Between 1991 and 1999, we completed ten human clinical trials involving over 1,900 patients to investigate the use of Colloral as a pharmaceutical for treating the signs and symptoms of rheumatoid arthritis. The data from these trials showed that Colloral is very safe and that patients treated with Colloral often show substantial improvements from baseline in a wide variety of clinical efficacy measures, but not with the consistency needed to justify development of Colloral as a pharmaceutical product. As a result, we began exploring the possibility of repositioning Colloral as a dietary supplement for the relief of joint discomfort. In 2000, we completed a market analysis of Colloral as a dietary supplement and subsequently filed a “Notice of New Dietary Ingredient” with the Food and Drug Administration (the “FDA”) that was accepted by the FDA without comment.

In August 2002, we entered into a joint venture with Deseret Laboratories, Inc. (a private company headquartered in St. George, Utah) by forming an entity called Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Deseret contributed cash and committed to providing additional amounts, and we contributed equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to the joint venture. We have since made additional capital contributions of $1,032,000 to support sales and marketing initiatives. While we are not obligated to do so, we may make additional capital contributions to Colloral LLC in the future.

In consideration of our commitment to make the capital contributions to support sales and marketing initiatives, the Colloral LLC operating agreement was amended in August 2005 to increase our share of fund distributions and allocations of profits and losses. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC for financial reporting purposes, starting in the third quarter of 2005.

The joint venture began marketing Colloral in February 2003 and began marketing the product as The Collagen Solution in October 2005. In December 2006, Futurebiotics LLC began marketing the product under the trade name Vital 3, and in October 2007, Colloral LLC began marketing the product under that name through on air segments on The Shopping Channel of Canada.

On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and its licensed distributors will be unable to market the product as a dietary supplement, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC. See the section “Part I, Item 1A, Risk Factors” below.

Products for Multiple Sclerosis—In February 1999, we entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. covering the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available, injectable drug for multiple sclerosis. This oral formulation, called Coral, uses our proprietary technology for oral tolerance. After an unsuccessful efficacy trial, Teva conducted additional immunologic and pharmacological studies on oral formulations. During the second half of 2004, Teva re-initiated human clinical trials on Coral with a Phase II study in Europe. On March 20, 2006, Teva disclosed in a 20-F filing that it would not continue development of the enteric coated oral formulation of Copaxone and was considering future development of non-parenteral formulations of the product. It is unclear whether these new formulations involve intellectual property licensed by us to Teva. As of December 31, 2007, Teva’s website makes no reference to any research program on Coral. Nonetheless, to date, Teva continues to maintain its license to our technology by paying a portion of our patent expenses.

In August 2000, we entered into an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) under which we granted BioMS an exclusive license to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis. During December 2004, BioMS began enrolling patients in a Phase II/III clinical trial (MAESTRO-01) of its MBP8298 treatment for secondary progressive multiple sclerosis. This study, which is being conducted at 48 sites across Canada and Europe, has completed patient enrollment and recently received an eighth positive review by the Data Safety Monitoring Board. BioMS has announced that interim results on the first 200 patients enrolled in MAESTRO-01 will be available during the middle of 2008, when the participants have completed 24 months of treatment. Long-term follow-up data from multiple sclerosis patients enrolled in an earlier Phase II study and who continued to be treated with MBP8298 were published in the August 2006 issue of European Journal of Neurology. The data showed an impressive five-year delay in disease progression in an HLA (human leukocyte antigen)-defined subgroup of multiple sclerosis patients (up to 75% of multiple sclerosis patients) treated with the drug.

In November 2006, BioMS commenced enrollment in a Phase II clinical trial (MINDSET-01) of MBP8298 for treatment of relapsing remitting multiple sclerosis. This fifteen month trial is now fully enrolled with approximately 215 patients at 24 sites in 6 countries. BioMS has stated that it expects results from MINDSET-01 in the last half of 2008. In January 2007, BioMS announced it had received FDA approval to initiate a second pivotal trial in secondary progressive multiple sclerosis (MAESTRO-3), and in November 2007, BioMS announced that 133 of the planned 510 patients had been enrolled in MAESTRO-3 and that an interim analysis would be done on this group after they had completed 24 months of therapy.

In December 2007, BioMS signed a licensing and development agreement with Eli Lilly & Company granting Eli Lilly exclusive worldwide rights to MBP8298. If the trials are successful and regulatory approval for commercial sale of the product is received, we will receive an escalating royalty on cumulative sales of all products covered by the BioMS agreement.

Diabetes—Under a license and collaborative agreement signed in 1994, Eli Lilly and Company initiated three different Phase II clinical trials in an effort to demonstrate human proof of principle for oral administration of our product AI 401 in patients newly diagnosed with Type 1 diabetes. Two of the Eli Lilly studies, both of which looked at younger patients, reported negative results. The final study found that, in patients greater than 20 years of age, there was a statistically significant benefit from treatment with AI-401. In 1999 Eli Lilly ceased efforts with respect to AI401, but continued to provide AI 401 for the Diabetes Prevention Trial (“DPT-1”)

conducted by the National Institutes of Health (“NIH”). The oral arm of this trial was designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Final analysis of the DPT-1 data showed that for patients enrolled under the original entry criteria, there was a statistically significant benefit from treatment with AI 401. These results were published in the May 2005 issue of Diabetes Care. In February 2007, the NIH initiated a multicenter Phase III clinical trial on whether treatment with AI 401 can delay or prevent Type 1 diabetes. As of February 2008, more than 60 of the planned 300+ patients have been enrolled in this trial.

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

Strategy

Our objective is to become a leading provider of therapeutic technology and products to treat immune system disorders. The key elements of our strategy include the following:

Leveraging Our Technology Platform.    We believe our technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. We have entered into, and plan to continue to seek opportunities for, licensing arrangements, joint ventures and other collaborative arrangements to assist in financing the development and commercialization of our products. This strategy has resulted in our collaboration with Eli Lilly for clinical testing of our product to treat autoimmune-mediated diabetes, our agreement with Teva relating to the development of an oral formulation of Copaxone, our license agreement with BioMS relating to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis, and our joint venture with Deseret to manufacture, market and sell Colloral, The Collagen Solution and Vital 3 as dietary supplements.

Our strategy also resulted in an agreement with OraGen Corporation, under which we received an equity position in OraGen in consideration of consulting services related to the development of products using mucosal tolerance for the treatment of certain conditions resulting from infectious diseases. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen, including its technology related to mucosal tolerance. We received the first of two scheduled payments for the acquisition in August 2005 and the second payment in March 2007.

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

In March 2000, we entered into an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. Under the terms of the agreement, we received $7.0 million in cash paid in three installments the last of which was received in March 2003, and Elan Plc received warrants to purchase 375,000 shares of our Common Stock at $3.13 per share and 375,000 shares of our Common Stock at $0.7275 per share. Elan Plc’s warrants to purchase 375,000 shares of our Common Stock at $3.13 per share expired effective September 16, 2006. The warrant to purchase 375,000 shares of our Common Stock at $0.7275 per share was due to expire on March 17, 2008. On February 27, 2008, we entered into an agreement to repurchase the warrant from Elan Plc for $125,000.

Protecting Our Proprietary Technology.    From our inception, we have sought to establish a strong proprietary position. As of December 31, 2007, we had pending one continuation U.S. patent application and five foreign applications. We have received or have exclusive rights to 199 U.S. and foreign patents and patent applications, including eight U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis by nasal or inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; two U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; five U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; three U.S. patents covering treatment of multiple sclerosis by oral administration of MBP or bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; one U.S. patent covering a method for preparing Type II collagen; and one U.S. patent covering suppression of vascular disorders by mucosal administration of heat shock protein. The U.S. Patent and Trademark Office has also issued us a patent covering bystander suppression of Type 1 diabetes by oral administration of glucagon. The European and Japanese Patent Offices have each granted a patent to us covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases. The European Patent Office and the Japanese Patent Office have each granted one patent to us covering use of myelin basic protein in the treatment of multiple sclerosis. The European Patent Office has also granted one patent to us covering bystander suppression of autoimmune disease.

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

While there are numerous cell-mediated autoimmune diseases, our development activities are presently focused on products for two of these diseases: multiple sclerosis and Type 1 diabetes. Multiple sclerosis is a neurologic disease which in its most severe form is relentlessly progressive and can result in complete disability within ten years. The autoimmune form of diabetes (Type 1, also known as juvenile or insulin-dependent diabetes) occurs as a result of the body’s immune system destroying the insulin-producing islet cells in the pancreas. Although the administration of insulin controls the metabolic abnormalities of the disease, it does not always prevent major debilitating effects, which can include neural degeneration, chronic pain, arteriosclerosis, loss of limbs due to peripheral vascular disease, blindness and kidney failure. In its most severe form, diabetes can result in death.

We have directed our efforts in these areas because each of these diseases and conditions is mediated by the T cells in the immune system, and thus is well suited to our mucosal tolerance approach. No completely satisfactory treatment currently exists for either of these conditions.

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

In contrast to existing treatments, which are limited to treating only the symptoms of autoimmune disease or which run the risks and side effects of shutting down the entire immune system, our products are intended to interrupt the disease process and be specific to each disease. Moreover, because of the apparent freedom from significant side effects enjoyed by our products, we believe they may be prescribed earlier in the disease process than is now customary for other products, and thus may allow patients to avoid most or all of the debilitating effects of autoimmune diseases. We believe our approach of inducing the activation of regulatory T cells in order to suppress disease distinguishes us from most others currently conducting autoimmune disease research.

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

Products

Products on the Market.    We have one product on the market as a dietary supplement and it is being sold by Colloral LLC, our joint venture with Deseret under the brand names, Colloral®, The Collagen Solution and Vital 3, and by Futurebiotics and related companies under the brand name Vital 3. The chart set forth below describes the status of this product.

Product	Status
Colloral®	Market launched by Colloral LLC in February 2003.
The Collagen Solution	Market launched by Colloral LLC in October 2005.
Vital 3	Market launched by Futurebiotics in December 2006.

Colloral®, The Collagen Solution and Vital 3.    Between 1991 and 1999, we completed ten human clinical trials involving over 1,900 patients to investigate the use of Colloral as a pharmaceutical for treating the signs and symptoms of rheumatoid arthritis. The data from these trials showed that Colloral is very safe and that patients treated with Colloral often show substantial improvements from baseline in a wide variety of clinical efficacy measures, but not with the level of consistency needed to justify development of Colloral as a pharmaceutical product. As a result, we began exploring the possibility of repositioning Colloral as a dietary supplement for the relief of joint discomfort. In 2000, we completed a market analysis of Colloral as a dietary supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted by the FDA without comment.

In August 2002, we entered into a joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral as a dietary supplement. We contributed equipment used to manufacture bulk product and a license to certain Colloral-related intellectual property to the joint venture. Deseret contributed cash and committed to providing additional amounts. The joint venture began marketing Colloral in February 2003. In 2006, Colloral LLC signed an agreement with Futurebiotics granting it an option to undertake retail distribution of the product. Futurebiotics exercised its option and, in December 2006, began marketing the product under the trade name Vital 3. In 2007, Colloral LLC entered into another agreement with Futurebiotics and two of its affiliates, Bronson Laboratories, LLC and Jenasol LLC, under which it granted those companies rights to market the product under the Vital 3 name through direct response channels. Colloral LLC has also begun marketing the product under that name through on air segments on The Shopping Channel of Canada.

The first program aired in October 2007 and was followed by programs in January 2008 and March 2008.

On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and its licensed distributors will be unable to market the product as a dietary supplement, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC. See “Part I, Item 1A, Risk Factors” below.

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

PRINCIPAL PRODUCTS IN DEVELOPMENT

Product	Disease/Condition	Development Status

MBP8298	Multiple sclerosis	Currently in Phase III trials for secondary progressive multiple sclerosis and in Phase II trials for relapsing-remitting multiple sclerosis (conducted by the Company’s licensee, BioMS Medical Corporation).

Oral Copaxone	Multiple sclerosis	Research (conducted by the Company’s licensee, with Teva Pharmaceutical Industries, Ltd.).

AI 401	Type 1 diabetes	In Phase III trials sponsored by the NIH.

Multiple Sclerosis.    In the second quarter of 1997, we ceased independent efforts to develop a product for the treatment of multiple sclerosis and began evaluating opportunities to collaborate with third parties in the development of such a product. In this regard, we entered into an exclusive agreement with Teva. The agreement covers the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available, injectable drug for multiple sclerosis. This oral formulation, called Coral, uses our proprietary technology for oral tolerance. After an unsuccessful efficacy trial, Teva conducted additional immunologic and pharmacologic studies on oral formulations. During the second half of 2004, Teva re-initiated human clinical trials on Coral with a Phase II study in Europe. On March 20, 2006, Teva disclosed in a 20-F filing that it would not continue development of enteric coated oral formulation of Copaxone and was considering future development of non-parenteral formulations of the product. It is unclear whether these new formulations involve intellectual property licensed by us to Teva. If Teva develops a product using intellectual property licensed by us and receives product approval from the FDA, we will receive a $10 million milestone payment and escalating royalties on cumulative sales of such product. There can be no assurance, however, that Teva will develop a product using technology licensed to it by us or that, if it does so, such product will be approved by the FDA and brought to market. As of December 31, 2007, Teva’s website makes no reference to any research program on Coral. Nonetheless, to date, Teva continues to maintain its license to our technology by paying a portion of our patent expenses.

In August 2000, we entered into an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) under which we granted BioMS an exclusive license to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis. During December 2004, BioMS began enrolling patients in a Phase II/III clinical trial (MAESTRO-01) of its MBP8298 treatment for secondary progressive multiple sclerosis. This study, which is being conducted at 48 sites across Canada and Europe, has completed patient enrollment and recently received an eighth positive review by the Data Safety Monitoring Board. BioMS has announced that interim results on the first 200 patients enrolled in MAESTRO-01 will be available during the middle of 2008, when the participants have completed 24 months of treatment. Long-term follow-up data from multiple sclerosis patients enrolled in an earlier Phase II study and who continued to be treated with MBP8298 were published in the August 2006 issue of European Journal of Neurology. The data showed an impressive five-year delay in disease progression in an HLA (human leukocyte antigen)-defined subgroup of multiple sclerosis patients (up to 75% of multiple sclerosis patients) treated with the drug.

In November 2006, BioMS commenced enrollment in a Phase II clinical trial (MINDSET-01) of MBP8298 for treatment of relapsing remitting multiple sclerosis. This fifteen month trial is now fully enrolled with approximately 215 patients at 24 sites in 6 countries. BioMS has stated that it expects results from MINDSET-01 in the last half of 2008. In January 2007, BioMS announced it had received FDA approval to initiate a second pivotal trial in secondary progressive multiple sclerosis (MAESTRO-3), and in November 2007, BioMS announced that 133 of the planned 510 patients had been enrolled in MAESTRO-3 and that an interim analysis would be done on this group after they had completed 24 months of therapy.

In December 2007, BioMS signed a licensing and development agreement with Eli Lilly & Company granting Eli Lilly exclusive worldwide rights to MBP8298. If the trials are successful and regulatory approval for commercial sale of the product is received, we will receive an escalating royalty on cumulative sales of all products covered by the BioMS agreement.

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

Type 1 Diabetes.    In December 1994, we entered into a license and collaborative agreement with Eli Lilly under which Eli Lilly initiated support for clinical testing of our orally administered autoimmune-mediated (Type 1) diabetes product, AI 401. This agreement was restructured in the first quarter of 1999 into a non-exclusive license for research purposes only as a result of Eli Lilly’s failure to make a required milestone payment. Eli Lilly completed the trials then underway and remains obligated to provide us with full access to the data therefrom, including the right to use such data for any purpose. Investigators sponsored by Eli Lilly completed three different Phase II clinical trials in an effort to demonstrate human proof of principle for AI 401. The U.S. study was a one-year, double-blind, placebo-controlled trial with more than 200 patients, designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. Published results of that study showed AI 401 to benefit adult patients who were diagnosed with Type 1 diabetes at age 20 and older. A second Phase II trial, involving approximately 150 patients, was conducted in France. The third trial was conducted in Italy with approximately 80 patients. The results of these latter two trials have been published and show no therapeutic effect in younger patient populations. In addition, Eli Lilly provided AI 401 for the Diabetes Prevention Trial (DPT-1) conducted by the NIH. The oral arm of this trial, which began in September 1996, was designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Final analysis of the DPT-1 data showed that for patients enrolled under the original entry criteria, there was a statistically significant benefit from treatment with AI 401. These results were published in the May 2005 issue of Diabetes Care. In February 2007, the NIH initiated a multicenter Phase III clinical trial on AI 401 to delay or prevent Type 1 diabetes. As of February 2008, more than 60 of the planned 300+ patients have been enrolled in this trial.

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

Collaborative Research Agreements

During the early stages of our development, we chose to operate through a variety of agreements with medical research institutions. Our agreements with The Brigham and Women’s Hospital and other leading medical research institutions, together with the advantages of the mucosal tolerance mechanism, allowed us to conduct pilot human studies and demonstrate the potential utility of its technique in a number of diseases at a early stage of our development.

The Brigham and Women’s Hospital.    The Brigham and Women’s Hospital has been performing sponsored research for us since 1988. Since June 30, 2004, we have not provided to The Brigham and Women’s Hospital, but we continue to evaluate new methods that may facilitate the clinical development of products based upon mucosal tolerance and may at some point want to resume such funding.

Other medical research institutions and firms are conducting research in this area and the question of whether they may require a license from us to commercialize their efforts cannot be determined at this time.

Manufacturing and Raw Materials

Currently, we are not producing any products for clinical or commercial use on our own and have no plans to manufacture products.

Colloral LLC (our consolidated joint venture with Deseret) is producing Colloral, The Collagen Solution and Vital 3 for use by consumers. As part of our capital contribution to Colloral LLC, we contributed all of the equipment and procedures previously used by us to manufacture Colloral to the joint venture. Colloral LLC has contracted with Deseret for the manufacture of Colloral, The Collagen Solution and Vital 3 using this equipment and these procedures in accordance with current FDA Good Manufacturing Practices. All of the raw materials used in the manufacture of Colloral, The Collagen Solution and Vital 3 are, at the present time, widely available in the marketplace.

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

Colloral LLC (our consolidated joint venture with Deseret) began marketing Colloral in February 2003 through direct mail solicitation of individuals who had previously expressed interest in obtaining the product. In the third quarter of 2003, Colloral LLC began market testing several approaches to increase the sales of Colloral in geographically limited areas, and in the fourth quarter of 2004, Colloral LLC contracted with Business Development Resources, Inc. (“BDR”) for the development of a consumer oriented marketing plan. Colloral LLC implemented this plan through a sales and marketing agreement with BDR, and in October 2005 re-launched the product under the brand name The Collagen Solution. While Colloral LLC has since terminated the sales and marketing agreement with BDR, sales of The Collagen Solution brand are continuing. In January 2007, Colloral LLC and Futurebiotics signed an agreement for domestic distribution of the product under a third brand name, Vital 3 Joint Solution, and in April 2007, a separate agreement was signed for international distribution of this private label product. Vital 3 is currently being sold by Futurebiotics through Bronson Laboratories and by Colloral LLC through The Shopping Channel of Canada.

Patents and Proprietary Rights

The establishment of a strong proprietary position is an important element of our strategy. As of December 31, 2007, we had pending one continuation U.S. patent application and five foreign applications. We have received or have exclusive rights to 199 U.S. and foreign patents and patent applications, including eight U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; two U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; five U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; three U.S. patents covering treatment of multiple sclerosis by oral administration of MBP or bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; one U.S. patent covering a method for preparing Type II collagen; and one U.S. patent covering suppression of vascular disorders by mucosal administration of heat shock protein. The U.S. Patent and Trademark Office has also issued a patent covering bystander suppression of Type 1 diabetes by oral administration of glucagon.

The European and Japanese Patent Offices have each granted a patent to us covering the use of compositions containing autoantigens to treat a group of human autoimmune diseases. Oppositions (proceedings challenging their validity) were filed against these patents by a third party, but both have now been successfully concluded. Although the Japanese Patent Office initially issued a decision adverse to the patent, we eventually prevailed, and the Japanese patent has been reinstated with narrower claims. We prevailed in the opposition to the European patent and that patent remains in force essentially as issued. The European Patent Office and the Japanese Patent Office have each granted one patent to us covering use of myelin basic protein in the treatment of multiple sclerosis. The European Patent Office has also granted one patent to us covering bystander suppression of autoimmune disease.

We own a patent application originally filed by The Brigham and Women’s Hospital for the treatment of autoimmune diseases by oral administration of autoantigens, which includes a number of specific claims directed to the treatment of multiple sclerosis. The disclosure contained in this initial patent application has been significantly expanded in a chain of successor applications. We have applied for patents, or acquired rights to patent applications, covering oral or more broadly mucosal tolerance methods of treating or preventing other specific autoimmune diseases and related conditions, including uveitis, Type 1 diabetes, transplant rejection, and Alzheimer’s disease. Many of these have issued but (except for a relatively small number) only with substantially narrower claims. We have filed applications that claim tolerization treatment of autoimmune diseases by inhalation of autoantigens, specific peptides thought to be involved in multiple sclerosis, and bystander suppression, by which tolerance can be induced without identifying the specific antigen causing an autoimmune disease. Again, many have issued but often with substantially narrower claims.

There can be no assurance that patent applications owned by us, or licensed to us, will issue as patents or that our patents will be valid or that they will provide us with meaningful protection against competitors or with a competitive advantage. There can be no assurance that we will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us. Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others. In particular, because we have been unable to obtain issuance of a patent with broad claims with respect to oral tolerance treatment of autoimmune diseases, a competitor may be able to design around our patent rights by employing a treatment that is not covered by our subsisting patents.

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

Lastly, there can be no assurance that third-parties will not bring suit against us alleging patent infringement by us or our licensees or to have our patents declared invalid.

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

In November 2000, we notified the FDA that we would begin marketing Colloral as a dietary supplement. Dietary supplements are subject to regulation under the Dietary Supplement Health and Education Act of 1994. On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and its licensed distributors will be unable to market the product as a dietary supplement, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC. See “Part I, Item 1A, Risk Factors” below.

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

Employees

As of March 15, 2008, we had no full-time employees. The President and the Director of Finance are currently working for us as employees on a part-time basis pursuant to agreements that we have entered into with them.

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

Developmental Stage of AutoImmune’s and its Licensees’ Products.    We have not completed the development of any product except the dietary supplement marketed under the trade names Colloral®, The Collagen Solution and Vital 3. The pharmaceutical products being developed by us and our licensees require significant additional clinical testing and/or investment prior to commercialization. Products for therapeutic use in human health care must be evaluated in extensive human clinical trials to determine their safety and efficacy as part of a lengthy process to obtain government approval. Positive results for a product in a clinical trial do not necessarily assure that future clinical trials will yield positive results or that the government will approve the commercialization of the product. Clinical trials may be terminated at any time for many reasons, including toxicity or a lack of efficacy based upon mid-trial examinations of clinical trial data or adverse event reporting. There can be no assurance that either we or our licensees will successfully develop additional products or that our products will prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, receive required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

Lack of Profitability.    From our inception in 1988 through December 31, 2007, we have accumulated net losses of $109,757,000. We may continue to incur additional losses as we pursue opportunities to license and otherwise exploit our technology. Our ability to achieve profitable operations depends in part on successful completion of the development by us and others of products utilizing our technology, the ability to obtain any required regulatory approvals and the ability to manufacture and market these products and increase sales of our dietary supplement by Colloral LLC. There can be no assurance that we will achieve profitable operations at any time.

Most of our revenues to date have been earned in connection with collaborative and licensing agreements and the granting of short term rights (see “Dependence on Collaborative Agreements” below). Payments to us under these arrangements generally depend upon royalties based upon sales of products, the achievement of certain milestones or the satisfaction of other conditions. For example, we granted certain patent rights to Teva in return for future payments based upon the achievement of certain milestones and royalties based on sales, if any, and we entered into our agreement with BioMS which provides for the payment of royalties based on sales of a product, if any. To date, there have been no sales under either of these arrangements, and on March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the enteric coated oral version of its product Copaxone, it had been developing using our intellectual property. While the filing states Teva is considering future development of non-parenteral formulations of oral Copaxone, it is unclear whether any such future development would involve intellectual property licensed by us to Teva. Because revenues under these agreements are contingent upon the achievement of certain conditions, there can be no assurance that we will derive any additional revenues from these agreements.

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as amended in December 2003, (“FIN 46R”), effective in the third quarter of 2005. Colloral LLC is considered a variable interest entity under FIN 46R, of which we are the primary beneficiary. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreement, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions to Colloral LLC in 2003, 2004, 2005 and 2006 of $25,000, $100,000, $407,000 and $488,000, respectively. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the year ended December 31, 2007 to support continuing marketing efforts. We may make additional contributions to Colloral LLC in the future.

There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, we may continue to incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

Colloral May Be Classified as a Drug Rather Than a Dietary Supplement.    In 2000, we completed a market analysis of Colloral as a dietary supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and its distributors will be unable to market the product as a dietary supplement, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

Additional Financing Requirements and Access to Capital.    Since inception, we have raised net proceeds of approximately $116 million from the sale of equity securities in private placements and public stock offerings. We do not believe we currently have the ability to raise significant additional funds. Based upon our budget for calendar year 2008, we believe that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet our operating expenses and capital requirements for at least five years. Thereafter, or if our operations change substantially, we will need to raise substantial additional capital to fund our operations, including clinical trials and commercialization efforts. There can be no assurance that such capital will be available on acceptable terms, if at all.

Dependence on Collaborative Agreements.    Currently, we are wholly dependent upon collaborative agreements or arrangements with others. We have granted Teva exclusive worldwide rights to certain of our patents covering the multiple sclerosis and myasthenia gravis applications of our technology. These rights were granted in return for payments based upon the achievement of certain milestones and royalties based on sales, if any. On March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the enteric coated oral version of its product Copaxone, it had been developing using our intellectual property, but is considering future development of non-parenteral formulations of oral Copaxone. It is unclear whether any such future development would involve intellectual property licensed by us to Teva. We also have granted BioMS exclusive worldwide rights to certain patents covering a product to treat multiple sclerosis. The agreement with BioMS provides for monthly diligence payments and royalties based on sales, if any. Obligations to make diligence payments will cease if BioMS terminates the agreement. BioMS recently sub-licensed these patents to Eli Lilly, but there is no assurance Eli Lilly will be successful in its efforts to commercialize this technology. We entered into a joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral as a dietary supplement. There can be no assurance that we will be able to negotiate other acceptable arrangements in the future or that any of our current or future collaborative agreements or arrangements will be successful.

The majority of our basic research to date has been done through agreements with The Brigham and Women’s Hospital and other medical research institutions. Between 1993 and 1999, we conducted some of our research and most of our development activities internally. Currently, we have no employees engaged in research and product development and we are not sponsoring a research program in any institution. If we were to re-initiate a research program, we expect to be dependent upon our ability to have research performed under contract with The Brigham and Women’s Hospital. If we are unable to maintain this relationship, we would be adversely affected and our ability to commercialize future products may be delayed or eliminated.

Patents and Proprietary Rights.    Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate or enable others to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. We have received or have exclusive rights to 199 U.S. and foreign patents and patent applications. We have filed and are actively pursuing one continuation U.S. patent application and five foreign patent applications, and are an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, the emerging policy of the U.S. Patent and Trademark Office and the federal courts appears to favor narrowing claims in biotechnology patents. Thus, there can be no assurance that any patents issued to us will provide us with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents, that our licensees will not terminate their licenses or that they will be successful in producing and marketing products that trigger the payment of royalties to us, or that any of our patent applications will result in the issuance of patents. Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of our products, or those of our licensees, or, if patents are issued to us, design around the patented products developed by us.

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

We currently have no internal research and development activities or capabilities. We rely upon sponsored research with The Brigham and Women’s Hospital for our research and development activities. Since June 30, 2004 there has been no funding provided to The Brigham and Women’s Hospital under our agreement for sponsored research, however, we continue to evaluate new methods that may facilitate the clinical development of products based upon mucosal tolerance.

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

It is our policy not to invest in (a) real estate or interests in real estate; (b) real estate mortgages; or, (c) securities or interests in persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

We are not a party to any litigation or legal proceedings, or proceedings contemplated by a government authority of which we are aware.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AutoImmune’s shareholders during the fourth quarter of fiscal year 2007.

Item 4A.	Executive Officers of the Small Business Issuer.

Robert C. Bishop, Ph.D., age 65, is AutoImmune’s President, Chief Executive Officer and Chairman of the Board. Dr. Bishop was elected President and Chief Executive Officer and to the Board of Directors in May 1992. In May 1999, Dr. Bishop was elected Chairman of the Board. Effective December 31, 1999, Dr. Bishop ceased being a full-time employee of AutoImmune and began working in the same capacity on a part-time basis. For more than five years prior to joining AutoImmune, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President of Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and Group President of Allergan Therapeutics Group from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree in psychology and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Millipore Corporation, a purification technologies/systems company serving the biopharmaceutical and analytical laboratories markets, and a director of Caliper Life Sciences Corporation, a microfluidics company developing lab-on-a-chip instrument systems Dr. Bishop is also a Manager/Trustee of MFS/Compass Funds Complex (a series of portfolios advised by MFS Investment Management) and serves on the Advisory Board for Waterstreet Capital, a leveraged buyout firm focused on opportunities in health care.

Diane M. McClintock, CPA, age 40, joined the Company in June 2005 and was appointed the Company’s Treasurer and Director of Finance on August 18, 2005. From 1998 through 2005, Ms. McClintock was a Director in the Transaction Services practice at PricewaterhouseCoopers LLP where she provided financial advice and assistance to clients regarding potential transactions. From 1995 through 1998, Ms. McClintock was employed by Ernst & Young LLP where she was an Audit Manager. Ms. McClintock received her B.S. degree in Business Administration with a Concentration in Accounting from the University of New Hampshire.

PART II

Item 5.	Market for Small Business Issuer’s Common Equity and Related Stockholder Matters.

Since May 26, 2004, our common stock has been listed on the OTC Bulletin Board under the symbol AIMM. The following table shows the quarterly high and low sales price on the OTC Bulletin Board for a share of our common stock (based on intra-day trading) for the fiscal years ended December 31, 2006 and 2007. The high and low bid information was obtained from NASDAQ.com. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Price range of common stock
	High	Low
Fiscal year ending December 31, 2006
First quarter	$1.59	$0.88
Second quarter	$1.70	$1.16
Third quarter	$1.24	$1.03
Fourth quarter	$1.26	$1.05
Fiscal year ending December 31, 2007
First quarter	$1.26	$1.14
Second quarter	$1.55	$1.22
Third quarter	$1.50	$1.31
Fourth quarter	$1.75	$1.34

As of March 16, 2008, there were 200 record holders and approximately 2,300 total shareholders of our common stock.

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

Item 6.	Management’s Discussion and Analysis.

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

From our inception through December 31, 2007, we have incurred ongoing losses from operations and have cumulative losses as of December 31, 2007 totaling $109,757,000. To date, our only revenue from the sale of products has been earned through our joint venture, Colloral LLC. The majority of revenues recorded from inception through December 31, 2007 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC in accordance with FIN 46R, effective in the third quarter of 2005. Colloral LLC is considered a variable interest entity under FIN 46R, of which we are the primary beneficiary. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreement, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions to Colloral LLC in 2003, 2004, 2005 and 2006 of $25,000, $100,000, $407,000 and $488,000, respectively. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the year ended December 31, 2007 to support continuing marketing efforts. We may make additional contributions to Colloral LLC in the future.

There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, we may continue to incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2006 and 2007 and Colloral LLC’s operating results for the years then ended have been consolidated into our financial statements:

	For the year ended December 31,
	2006	2007
Statement of Operations Data:
Revenue	$221,000	$114,000
Cost of goods sold	46,000	21,000
Selling, general and administrative expense	502,000	109,000
Net loss	$(327,000)	$(16,000)

	December 31, 2006	December 31, 2007
Balance Sheet Data:
Current assets	$179,000	$171,000
Long term assets	—	—
Current liabilities	21,000	5,000
Long term liabilities	—	—

On February 18, 2005, we received a letter from the FDA stating that the FDA had concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. It is possible that Colloral LLC and its licensed distributors will be unable to market the product as a dietary supplement, and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

Years Ended December 31, 2006 and 2007

Revenue was $401,000 and $294,000 for the years ended December 31, 2006 and 2007, respectively. The revenue in 2006 and 2007 was comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis and product revenues generated through our joint venture, Colloral LLC, whose results are consolidated with ours. In 2006 and 2007, Colloral LLC executed a series of agreements with Futurebiotics, LLC and related companies whereby Futurebiotics began marketing Colloral's dietary supplement under the brand name, Vital 3, through several different channels, including the GNC chain of retail stores and both print and e-catalogs. Domestic retail store sales ceased in September 2007 and Futurebiotics is currently selling product only through print and e-catalogs through its affiliate, Bronson Laboratories, while it works on both international and multi-level selling opportunities. Product shipped under these agreements generated revenue of $70,000 and $29,000 during the years ended December 31, 2006 and 2007, respectively. Colloral LLC also contracted with The Shopping Channel of Canada to market Vital 3 through multiple on air segments. Product shipped under this agreement generated revenue of $18,000 during the year ended December 31, 2007 and is expected to continue generating revenues during 2008.

Cost of goods sold was $46,000 and $21,000 for the years ended December 31, 2006 and 2007, respectively. The decrease is a result of the decrease in product shipped in 2007 due to the termination of the marketing program for The Collagen Solution in the fourth quarter of 2006.

Research and development expenses were $217,000 and $144,000 for the years ended December 31, 2006 and 2007, respectively. The decrease is due to the timing of patent related legal costs and a decrease in fees required to maintain our patent portfolio.

Selling, general and administrative expenses were $1,058,000 and $713,000 for the years ended December 31, 2006 and 2007, respectively. The decrease is primarily a result of Colloral LLC’s selling, general and administrative costs of $502,000 for the year ended December 31, 2006 compared to $109,000 for the year ended December 31, 2007, which have been consolidated into our operating results. The lower costs at Colloral LLC are a result of the termination of the Business Development Resources, Inc. sales and marketing agreement in the fourth quarter of 2006. The decrease is offset by an increase in noncash stock compensation from $40,000 for the year ended December 31, 2006 to $91,000 for the year ended December 31, 2007 due to the issuance of options in early 2007.

Interest income was $428,000 and $440,000 for the years ended December 31, 2006 and 2007, respectively. The increase is primarily due to improvements in market interest rates and returns on investment for U.S. Treasury obligations and other short term instruments.

Minority interest in joint venture was $11,000 and $1,000 for the years ended December 31, 2006 and 2007, respectively. The minority interest in joint venture reflects Deseret’s share of Colloral LLC’s profits or losses calculated in accordance with the amended terms of the Colloral LLC operating agreement.

Other income was $25,000 for the year ended December 31, 2007. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. On August 26, 2005, we received the first of two distributions of the proceeds in the amount of $25,000. The final distribution was received in March 2007 and was recorded as other income.

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

We hold an interest in Colloral LLC, which is manufacturing, marketing and selling Colloral, The Collagen Solution and Vital 3 as dietary supplements, and manufacturing Vital 3 for sale by Futurebiotics LLC and related companies. While we are not contractually committed to make additional capital contributions to Colloral LLC, during the year ended December 31, 2007, we made additional contributions of $12,000 to support continuing marketing efforts related to potential sales through The Shopping Channel in Canada. We may make additional capital contributions to Colloral LLC. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During 2007, we generated $20,000 of cash from operations. We expect to continue to use our current cash and marketable investments on hand to fund our future operations and development efforts. Based upon our budget for the calendar year 2008 and current expectations for future years, we believe that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. Our investment policy is designed to reduce credit and market risk. As of December 31, 2007, our cash and cash equivalents and marketable securities totaled $8,819,000. Current liabilities at December 31, 2007 were $128,000.

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

Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, payments based upon achievement of certain milestones, or royalties on net product sales. We evaluate revenue from agreements entered into or modified after June 15, 2003 that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables.” To account for multiple deliverables separately, EITF 00-21 requires that the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery or performance of the undelivered item is probable and within our control. If the components of the arrangement qualify as separate units of accounting under EITF 00-21, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the contract which is not payable until the undelivered elements are delivered.

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

Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” and, in December 2003, the FASB issued FIN 46R. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. FIN 46R establishes standards for determining under what circumstances variable interest entities should be consolidated with their primary beneficiary. We adopted FIN 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003, which included our interest in Colloral LLC. The adoption of FIN 46R did not have an initial material effect on our financial condition or results of operations. Our interest in Colloral LLC did not qualify as a variable interest entity and therefore we continued to account for our investment in Colloral LLC under the equity method of accounting until August 2005.

In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. As a result of the amendments to the operating agreement, Colloral LLC is now considered a variable interest entity, of which we are the primary beneficiary. We are now required to consolidate Colloral LLC for financial reporting purposes, effective in the third quarter of 2005. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreements, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS 157. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data at the highest level, to fair value based on an entity’s own fair value assumptions, at the lowest level. SFAS 157 will be effective for us beginning in 2008. We are currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our financial position, results of operations and our cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R, among other aspects, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS 141R is effective for us in 2009. We will apply the guidance of SFAS 141R to business combinations entered into after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us in 2009. We are currently evaluating the impact of adoption.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements.” The EITF established the definition of a collaborative arrangement and determined that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the arrangements terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial- statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

In June 2007, the FASB ratified the EITF consensus reached in EITF Issue No. 07-3, ”Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which provides guidance for nonrefundable prepayments for goods or services that will be used or rendered for future research and development activities and directs that such payments should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. EITF 07-3 is effective for us January 1, 2008 and will be applied prospectively to new contracts we enter into on or after that date. Earlier application is not permitted. We do not expect the adoption of EITF No. 07-3 to have a material impact on our financial position, results of operations or cash flows.

Quantitative and Qualitative Disclosures about Market Risk.

We have invested all of our cash in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not have material exposure to interest rate or market risk.

Item 7.	Financial Statements.

Information with respect to our financial statements and financial statement schedules filed with this report is set forth in a separate section of this Report commencing on Page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A(T).    Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Director of Finance and Treasurer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2007 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2007, the company’s internal control over financial reporting was effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.	Other Information.

Not Applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information called for by this Item and not provided above in Item 4A is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

Item 10.	Executive Compensation.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

Item 13.	Exhibits.

(a)(1) Financial Statements

Our consolidated financial statements and notes to our consolidated financial statements filed with this report are set forth as follows:

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2007 and for the period from September 9, 1988 (date of inception) to December 31, 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the period from September 9, 1988 (date of inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2007 and for the period from September 9, 1988 (date of inception) to December 31, 2007	F-6

Notes to the Consolidated Financial Statements	F-7

(a)(3) Exhibits

Exhibit Number	Exhibit Description

3.1	—Restated Certificate of Incorporation(1)

3.2	—By-Laws(2)

4.1	—Specimen Common Stock Certificate(2)

10.1	—Stock Option Plan for Nonemployee Directors(3)*

10.2	—1998 Stock Option Plan(4)*

10.3	—Development and License Agreement dated as of December 4, 1998 between AutoImmune Inc. and Teva Pharmaceutical Industries Ltd.(5)+

10.4	—Consulting Agreement dated January 3, 2000 between AutoImmune Inc. and Robert C. Bishop, Ph.D.(6)*

10.5	—Consulting Agreement dated September 20, 1999 between AutoImmune Inc. and Fletcher Spaght, Inc.(6)

10.6	—Letter Agreement dated January 31, 2000 between AutoImmune Inc. and Fletcher Spaght, Inc.(7)+

10.7	—Agreement for Assignment of Patent Rights, dated effective as of January 29, 2000 among The Brigham and Women’s Hospital, Inc., AutoImmune Inc. and Neuralab Limited(7)+

10.8	—Agreement dated August 1, 2000 between AutoImmune Inc. and Rycor Technology Instruments Corp. (now known as BioMS Medical Corporation)(8)+

10.9	—Limited Liability Company Operating Agreement of Colloral LLC, dated August 19, 2002(9)+

10.10	—License Agreement, dated August 19, 2002 between AutoImmune Inc. and Colloral LLC(9)

10.11	—Trademark License Agreement, dated August 19, 2002, between AutoImmune Inc. and Colloral LLC(9)

10.12	—Summary of Nonemployee Director Fees*

10.13	—Letter Agreement, dated August 18, 2005, between AutoImmune Inc. and Diane M. McClintock(10)*

10.14	—First Amendment to Limited Liability Company Operating Agreement of Colloral LLC, dated August 29, 2005, by and between AutoImmune Inc. and Deseret Laboratories, Inc.(11)

10.15	—Supply and License Agreement dated effective as of January 10, 2007 between Colloral LLC and Futurebiotics, LLC(12)+

10.16	—Supply and License Agreement (International Territories) dated effective as of January 10, 2007 between Colloral LLC and Futurebiotics, LLC(12)+

10.17	—Supply and License Agreement dated effective August 20, 2007 between AutoImmune and Bronson Laboratories LLC, Futurebiotics LLC and Jenasol LLC(13)+

10.18	—Clarification and Amendment of BioMS License Agreement as of December 16, 2007 between AutoImmune and BioMS Technology Corp.

23.1	—Consent of Independent Registered Public Accounting Firm

31.1	—Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	—Certification of Director of Finance pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	—Certification of the Chief Executive Officer and Director of Finance pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).
(2)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-1 (File No. 33-55430).
(3)	Incorporated by reference to Appendix A to AutoImmune’s definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Exchange Act.
(4)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1998 (Registration No. 333-68309).
(5)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1998.
(6)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1999.
(7)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(8)	Incorporated by reference into AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended.
(9)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)	Incorporated by reference to AutoImmune’s Current Report in Form 8-K filed with the Securities and Exchange Commission on August 24, 2005.
(11)	Incorporated by reference to AutoImmune’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005.
(12)	Incorporated by Reference to AutoImmune’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
(13)	Incorporated by Reference to AutoImmune’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
+	We have been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and have separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
++	We have requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Act of 1934, as amended, and have separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our proxy statement which we intend to file with the Security and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

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

/s/ ROBERT C. BISHOP Robert C. Bishop Principal Executive Officer	Director, Chairman, President and Chief Executive Officer	March 21, 2008

/s/ DIANE M. MCCLINTOCK Diane M. McClintock Principal Financial and Accounting Officer	Director of Finance and Treasurer	March 21, 2008

/s/ HUGH A. D’ANDRADE Hugh A. D’Andrade	Director	March 21, 2008

/s/ ALLAN R. FERGUSON Allan R. Ferguson	Director	March 21, 2008

/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 21, 2008

AutoImmune Inc.

(a development stage company)

Index to Consolidated Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2007 and for the period from September 9, 1988 (date of inception) to December 31, 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the period from September 9, 1988 (date of inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2007 and for the period from September 9, 1988 (date of inception) to December 31, 2007	F-6

Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AutoImmune Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of AutoImmune Inc. and its subsidiary (a development stage company) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for the years then ended and, cumulatively, for the period from September 9, 1988 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 20, 2008

AutoImmune Inc.

(a development stage company)

Consolidated Balance Sheets

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$8,763,000	$7,994,000
Marketable securities	—	825,000
Accounts receivable	60,000	12,000
Prepaid expenses, inventories and other current assets	128,000	140,000

Total current assets	8,951,000	8,971,000
Other assets	—	—

Total assets	$8,951,000	$8,971,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,000	$9,000
Accrued professional fees	88,000	99,000
Deferred revenue	30,000	20,000

Total current liabilities	128,000	128,000

Commitments and contingencies (Notes 5 and 11)
Minority interest in joint venture	—	11,000
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2007	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 16,919,623 shares issued and outstanding at December 31, 2006 and 16,979,623 shares issued and outstanding at December 31, 2007	169,000	170,000
Additional paid-in capital	118,297,000	118,420,000
Deficit accumulated during the development stage	(109,643,000)	(109,761,000)
Accumulated other comprehensive income	—	3,000

Total stockholders’ equity	8,823,000	8,832,000

Total liabilities and stockholders’ equity	$8,951,000	$8,971,000

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Operations

	For the year ended December 31,		Period from September 9, 1988 (date of inception) to December 31, 2007
	2006	2007
Revenue:
License rights	$180,000	$180,000	$7,523,000
Option fees	—	—	2,200,000
Research and development revenue under collaborative agreements	—	—	955,000
Product revenue	221,000	114,000	354,000

Total revenue	401,000	294,000	11,032,000

Costs and expenses:
Cost of product revenue	46,000	21,000	71,000
Research and development:
Related party	12,000	12,000	19,995,000
All other	205,000	132,000	92,789,000
Selling, general and administrative	1,058,000	713,000	21,454,000

Total costs and expenses	1,321,000	878,000	134,309,000

Income (loss) from operations	(920,000)	(584,000)	(123,277,000)

Interest income	428,000	440,000	14,111,000
Interest expense	—	—	(303,000)
Minority interest in joint venture	11,000	1,000	12,000
Equity in net loss of unconsolidated affiliate	—	—	(250,000)
Other income (expense)	—	25,000	(50,000)

	439,000	466,000	13,520,000

Net income (loss)	$(481,000)	$(118,000)	$(109,757,000)

Net income (loss) per share—basic	$(0.03)	$(0.01)

Net income (loss) per share—diluted	$(0.03)	$(0.01)

Weighted average shares outstanding—basic	16,919,623	16,970,558

Weighted average shares outstanding—diluted	16,919,623	16,970,558

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Changes In Stockholders’ Equity

For the period from September 9, 1988 (date of

inception) to December 31, 2007

	Common Stock		Additional paid-in capital	Comprehensive income (loss)	Deficit accumulated during the development stage	Accumulated other comprehensive income	Total stockholders’ equity
	Number of shares	Par value
Issuance of common stock during 1988	168,750	$2,000	$—		$(1,000)	$—	$1,000
Conversion of junior convertible preferred stock to common stock during 1991	506,250	5,000			(3,000)		2,000
Issuance of common stock during 1992	91,116	1,000	100,000				101,000
Conversion of mandatorily redeemable convertible preferred stock to common stock during 1993	6,353,568	63,000	12,496,000				12,559,000
Issuance of common stock, net of issuance costs during 1993	3,022,000	30,000	35,669,000				35,699,000
Issuance of common stock during 1994	67,500	1,000	2,000				3,000
Issuance of common stock, net of issuance costs during 1995	6,072,883	61,000	68,530,000				68,591,000
Issuance of common stock during 1996	75,978	1,000	441,000				442,000
Issuance of common stock during 1997	34,851	—	92,000				92,000
Issuance of common stock during 1998	156,099	2,000	221,000				223,000
Issuance of common stock during 1999	108,877	1,000	163,000				164,000
Issuance of common stock during 2000	101,751	1,000	193,000				194,000
Issuance of common stock during 2001	160,000	1,000	3,000				4,000
Valuation of warrants issued during 2001			192,000				192,000
Valuation of warrants issued during 2003			155,000				155,000
Net loss for the period from September 9, 1988 (date of inception) through December 31, 2005				$(109,162,000)	(109,158,000)		(109,158,000)

Comprehensive loss				(109,162,000)

Balance at December 31, 2005	16,919,623	169,000	118,257,000		(109,162,000)	$—	9,264,000
Comprehensive loss:
Net loss				(481,000)	(481,000)		(481,000)

Comprehensive loss				(481,000)
Stock option expense			40,000				40,000

Balance at December 31, 2006	16,919,623	169,000	118,297,000		(109,643,000)	$—	8,823,000
Comprehensive loss:
Issuance of common stock during 2007	60,000	1,000	32,000				33,000
Net loss				(118,000)	(118,000)		(118,000)
Other comprehensive income (loss):
Net change in unrealized gain on marketable securities				3,000		3,000	3,000

Comprehensive loss				$(115,000)
Stock option expense			91,000				91,000

Balance at December 31, 2007	16,979,623	$170,000	$118,420,000		$(109,761,000)	$3,000	$8,832,000

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Cash Flows

Cash flows from operating activities:	For the year ended December 31,		Period from September 9, 1988 (date of inception) to December 31, 2007
	2006	2007
Net loss	$(481,000)	$(118,000)	$(109,757,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Noncash stock compensation	40,000	91,000	131,000
Noncash contributions to joint venture from minority interest	11,000	12,000	23,000
Minority interest in joint venture	(11,000)	(1,000)	(12,000)
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	250,000
(Increase) decrease in accounts receivable	(60,000)	48,000	(12,000)
(Increase) decrease in prepaid expenses and other current assets	8,000	(12,000)	(140,000)
Increase (decrease) in accounts payable	(47,000)	(1,000)	9,000
Increase (decrease) in accrued expenses	3,000	11,000	79,000
Increase (decrease) in deferred revenue	15,000	(10,000)	20,000

Net cash (used by) provided by operating activities	(522,000)	20,000	(103,242,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	—	(3,682,000)	(322,330,000)
Proceeds from sale/maturity of available-for-sale marketable securities	—	2,860,000	310,497,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	—	—	(230,000)
Purchases of fixed assets	—	—	(5,288,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	—	(822,000)	(6,822,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	—	33,000	105,547,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000

Net cash provided by financing activities	—	33,000	118,058,000

Net increase (decrease) in cash and cash equivalents	(522,000)	(769,000)	7,994,000
Cash and cash equivalents at beginning of period	9,285,000	8,763,000	—

Cash and cash equivalents at end of period	$8,763,000	$7,994,000	$7,994,000

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

We have not yet completed the development of any product, except the dietary supplements Colloral®, The Collagen Solution and Vital 3. We contributed all of the equipment used to manufacture this product and certain Colloral-related intellectual property to Colloral LLC, a joint venture between us and Deseret Laboratories, Inc. formed in August 2002. Colloral LLC is currently the exclusive manufacturer of Colloral, The Collagen Solution and Vital 3. The product is marketed and sold by Colloral LLC and by Futurebiotics LLC through its affiliate Bronson Laboratories. Other products using our technology will require significant additional clinical testing and investment prior to commercialization. To date, we have been dependent on collaborative agreements for the majority of our basic research and have primarily used contract manufacturers to produce our products for clinical trials.

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

In 2000, we completed a market analysis of Colloral as a dietary supplement and subsequently filed a “Notice of New Dietary Ingredient” with the Food and Drug Administration (the “FDA”) that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC and its licensed distributors will be unable to market the product as a dietary supplement and that the product will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

Since January 2000, we have operated with minimal staff and infrastructure. We have no full-time employees and our activities are primarily directed toward managing our investment in Colloral LLC, our joint venture with Deseret supporting our current licensees and finding additional companies that will license our technology to develop, manufacture and sell products based upon our technology. We anticipate continuing our minimal investments in infrastructure and personnel until positive cash flow from the distributions from our joint venture Colloral LLC and/or royalties from our licensing agreements, if any, create a solid base from which to re-expand our operations.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the accounts of AutoImmune, Inc and our joint venture with Deseret, Colloral LLC. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised by FIN 46R we began to consolidate Colloral LLC in the third quarter of 2005 when it qualified as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Marketable Securities

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We invest primarily in money market securities and U.S. Government debt securities of short maturity. Our investment policy is designed to reduce credit and market risk. The earnings on our investment portfolios may be adversely affected by changes in interest rates, credit ratings, collateral value, the overall strength of credit markets, and other factors that may result in other than temporary declines in the value of the securities. We specifically identify securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities. At December 31, 2007, we had classified all of our marketable securities as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity.

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

Fair Value of Financial Instruments

At December 31, 2007, our financial instruments primarily consisted of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses. The carrying amounts of these instruments approximate their fair values.

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

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates and products using our technology. The terms of the agreements typically include non-refundable license fees, payments based upon achievement of certain milestones, or royalties on net product sales. We evaluate revenue from agreements entered into on or after June 15, 2003 that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables.” To account for multiple deliverables separately, EITF 00-21 requires that the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery or performance of the undelivered item is probable and within our control. If the components of the arrangement qualify as separate units of accounting under EITF 00-21, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the contract which is not payable until the undelivered elements are delivered.

License revenue generated in 2006 and 2007 was derived from an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) (see Note 11).

Product revenues generated in 2006 and 2007 were earned through our consolidated joint venture, Colloral LLC. We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

Stock Compensation

On January 1, 2006, we adopted SFAS No. 123R “Accounting for Stock-Based Compensation” using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period using the graded vesting method. Stock-based employee compensation expense was $40,000 and $91,000 for the years ended December 31, 2006 and 2007, respectively. We recorded these noncash expenses to general and administrative expense. Previously, we had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2007: no dividend yield, expected volatility of 75% based on analysis of historical volatility, risk free interest rates ranging from 4.62% to 5.05% and a weighted average expected option term ranging from 3 to 6 years. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

As of December 31, 2007, there remained approximately $177,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.68 years. The aggregate intrinsic value of all stock options outstanding at December 31, 2007 was $684,000. The aggregate intrinsic value of all vested stock options at December 31, 2007 was $553,000. No options were exercised during the year ended December 31, 2006. During the year ended December 31, 2007, 60,000 options were exercised with an intrinsic value of $41,000 on the date of exercise.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

Net Income (Loss) Per Share—Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the years ended December 31, 2006 and 2007, shares used to compute diluted earnings per share excluded 1,648,500 and 1,596,000 stock options and warrants, respectively, as their inclusion would have been anti-dilutive due to the net losses incurred in these years.

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

Accounting For Our Interest in Colloral LLC

In January 2003, the FASB issued FIN 46 and, in December 2003, the FASB issued FIN 46R. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. FIN 46R establishes standards for determining under what circumstances variable interest entities should be consolidated with their primary beneficiary. We adopted FIN 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003, which included our interest in Colloral LLC. The adoption of FIN 46R did not have an initial material effect on our financial condition or results of operations. Our interest in Colloral LLC did not qualify as a variable interest entity and therefore we continued to account for our investment in Colloral LLC under the equity method of accounting until August 2005.

In August 2005, we amended the Colloral LLC operating agreement to increase our share of fund distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution undertaken by Colloral LLC. As a result of the amendments to the operating agreement, Colloral LLC is now considered a variable interest entity, of which we are the primary beneficiary. We are now required to consolidate Colloral LLC for financial reporting purposes, effective in the third quarter of 2005. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreements, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

At December 31, 2007, the excess of Deseret’s capital contributions over their portion of the accumulated losses is recorded as a minority interest liability in our consolidated balance sheet. At December 31, 2006, Deseret's capital contributions were equal to their portion of their accumulated losses and no minority interest liability was required. To the extent Deseret’s share of accumulated losses exceeds its capital contributions in the future, we would be required to recognize 100% of Colloral LLC’s losses and if future earnings materialized, we would recognize 100% of Colloral LLC's net income to the extent of the Deseret losses we previously recognized.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R, among other aspects, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective for us in 2009. We are currently evaluating the impact of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us in 2009. We are currently evaluating the impact of adoption.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements.” The EITF established the definition of a collaborative arrangement and determined that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the arrangements terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

us January 1, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

In June 2007, the FASB ratified the EITF consensus reached in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which provides guidance for nonrefundable prepayments for goods or services that will be used or rendered for future research and development activities and directs that such payments should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. EITF 07-3 is effective for us January 1, 2008 and will be applied prospectively to new contracts we enter into on or after that date. Earlier application is not permitted. We do not expect the adoption of EITF No. 07-3 to have a material impact on our financial position, results of operations or cash flows.

Disclosure of Non-Cash Investing and Financing Activities

During the years ended December 31, 2006 and 2007, Deseret contributed services in kind of $11,000 and $12,000 to our consolidated joint venture, Colloral LLC, which were recorded as a capital contribution.

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

Supplemental Disclosure of Cash Flow Information

We have paid interest of $255,000 since inception. In 2006 and 2007, we did not pay any interest. We paid income taxes of $11,000 in 1996, which are the only income taxes we have paid.

3.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2006 and December 31, 2007, and were primarily invested in money market accounts and U.S. Government Agency debt securities. As of December 31, 2006, all investments had original maturities of 90 days or less and, therefore, were classified as cash equivalents.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

The following is a summary of available-for-sale marketable securities held by us at December 31, 2007 which are carried at fair market value:

	Maturity term	Fair Value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2007:
U.S. Government Agency debt securities	Within 1 year	$825,000	$3,000	$—	$822,000

		$825,000	$3,000	$—	$822,000

All of our marketable securities were classified as current at December 31, 2007 as these funds are highly liquid and are available to meet working capital needs and to fund current operations. Gross realized gains and losses on sales of marketable securities for the year ended December 31, 2007 were not significant.

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

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC in accordance with FIN 46R, effective in the third quarter of 2005. Colloral LLC is considered a variable interest entity under FIN 46R, of which we are the primary beneficiary. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreement, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions to Colloral LLC in 2003, 2004, 2005 and 2006 of $25,000, $100,000, $407,000 and $488,000, respectively. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the year ended December 31, 2007 to support continuing marketing efforts. We may make additional contributions to Colloral LLC in the future.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, we may continue to incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

At December 31, 2007, the excess of Deseret’s capital contributions over their portion of the accumulated losses is recorded as a minority interest liability in our consolidated balance sheet. At December 31, 2006, Deseret’s capital contributions were equal to their portion of their accumulated losses and no minority interest liability was required. To the extent Deseret’s share of accumulated losses exceeds its capital contributions in the future, we would be required to recognize 100% of Colloral LLC’s losses and if future earnings materialized, we would recognize 100% of Colloral LLC's net income to the extent of the Deseret losses we previously recognized.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2006 and 2007 and Colloral LLC’s operating results for the years then ended have been consolidated into our financial statements:

	For the year ended December 31,
	2006	2007
Statement of Operations Data:
Revenue	$221,000	$114,000
Cost of goods sold	46,000	21,000
Selling, general and administrative expense	502,000	109,000
Net loss	$(327,000)	$(16,000)

	December 31, 2006	December 31, 2007
Balance Sheet Data:
Current assets	$179,000	$171,000
Long term assets	—	—
Current liabilities	21,000	5,000
Long term liabilities	—	—

In 2000, we completed a market analysis of Colloral as a dietary supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. We cannot predict what the effect of the FDA’s letter will be. It is possible that Colloral LLC and its licensed distributors will be unable to market the product as a dietary supplement and that the products will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

5.	Related Party Transactions

In connection with the formation of AutoImmune and the issuance of 168,750 shares of common stock and 168,750 shares of junior convertible preferred stock to The Brigham and Women’s Hospital, we entered into related technology transfer and research and development agreements with The Brigham and Women’s Hospital. The technology transfer agreement provides us with all rights and interests in certain The Brigham and Women’s Hospital patented technology in exchange for the issuance of the aforementioned stock and the payment of royalties under certain conditions. The research and development agreement provided for the performance of certain research activities by The Brigham and Women’s Hospital on our behalf.

Our agreement with The Brigham and Women’s Hospital expired on June 30, 2006. Since June 30, 2004 there has been no funding provided to The Brigham and Women’s Hospital under this agreement, however, we continue to evaluate new methods that may facilitate the clinical development of products based upon mucosal tolerance.

The majority of our consolidated joint venture’s (Colloral LLC) manufacturing and operating expenses, including internal operating costs and third-party obligations, are incurred by the joint venture partners on behalf of the joint venture and are then charged back to Colloral LLC. The determination of the amount of internal operating costs incurred by each joint venture partner on behalf of Colloral LLC requires judgment. As a result, the financial results of Colloral LLC may not be indicative of the results that would have occurred had the joint venture obtained all of its manufacturing and commercialization from third parties. During the years ended December 31, 2006 and 2007, the joint venture incurred costs of $40,000 and $24,000, respectively for the purchase of inventory from Deseret and costs of $10,000 and $11,000, respectively for labor and overhead incurred by Deseret on behalf of the joint venture. Product sales from a single customer, Futurebionics, represented 17% and 13% of total revenues for the year ended December 31, 2006 and 2007, respectively.

Mr. Fletcher, a director of AutoImmune, is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting firm. In January 2000, AutoImmune entered into an agreement with Fletcher Spaght under which Fletcher Spaght agreed to assist AutoImmune with the potential launch of Colloral as a dietary supplement. Under the agreement, as amended, Fletcher Spaght is entitled to receive a payment of (i) 2.5% of the amount, if any, that AutoImmune receives for any U.S. rights to Colloral as a nutritional product in a transaction consummated on or before December 31, 2002 less (ii) $50,000 of retainer fees received by Fletcher Spaght under the agreement. In August 2002 AutoImmune entered into its joint-venture with Deseret to manufacture, market and sell Colloral as a nutritional product. As of December 31, 2007, Fletcher Spaght had received no payment under its agreements with AutoImmune, other than $50,000 of retainer fees.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

6.	Income Taxes

No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

The components of deferred income tax benefit (expense) are as follows:

	Year ended December 31,
	2006	2007
Income tax benefit (expense):
Federal	$127,000	$153,000
State	33,000	(10,000)

	160,000	(143,000)
(Increase) decrease in deferred tax asset valuation allowance	(160,000)	143,000

	$—	$—

The reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 2006 and 2007 to pre-tax loss is as follows:

	Year ended December 31,
	2006	2007
(Provision) benefit at statutory rate	$168,000	$41,000
Permanent items	124,000	44,000
Expiration of federal and state research and development, orphan drug and investment tax credits and federal and state net operating loss carryforwards	(162,000)	(234,000)
State tax benefit (provision), net of federal tax liability	30,000	6,000

	160,000	(143,000)

(Increase) decrease in valuation allowance	(160,000)	143,000

	$—	$—

Deferred tax assets are comprised of the following:

	December 31,
	2006	2007
Research costs capitalized for tax purposes	$25,604,000	$25,662,000
Research and development, orphan drug and investment tax credits	10,761,000	10,526,000
Loss carryforwards	13,260,000	13,327,000
Other temporary differences	145,000	112,000

Gross deferred tax assets	49,770,000	49,627,000
Deferred tax asset valuation allowance	(49,770,000)	(49,627,000)

	$—	$—

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

We have provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. If we achieve profitability, these deferred tax assets, portions of which are subject to annual limitations, may be available to offset future income tax liabilities and expenses. Of the $49,627,000 valuation allowance at December 31, 2007, $965,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

At December 31, 2007, AutoImmune has federal and state net operating loss carryforwards of $37,806,000 and $1,895,000 respectively, which began to expire in 2003. AutoImmune also has federal and state credit carryforwards of $9,800,000 and $1,117,000 respectively, which began to expire in 2003.

At January 1, 2007, we had net operating loss, or NOL, carryforwards and Research and Development, or R&D, credit carryforwards. Utilization of the NOL and R&D credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state and foreign provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in an ownership change or could result in an ownership change in the future upon subsequent disposition. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant complexity and cost associated with such study. There also could be additional ownership changes in the future. If we have experienced an ownership change at any time since our formation, utilization of our NOL or R&D credit carryforwards will be subject to an annual limitation under Section 382, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

We have elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we have not accrued any interest or penalties related to uncertain tax positions.

We conduct business in the United States. We are subject to examination in the normal course of business by taxing authorities in this jurisdiction. As of December 31, 2007, no examinations related to income taxes have occurred. The tax years 2003-2006 remain open to examination by the taxing jurisdictions to which we are subject.

7.	Preferred Stock

Upon the closing of our initial public offering on January 27, 1993, each share of Series A, Series B and Series C convertible preferred stock automatically converted into three shares of common stock. No dividends had been paid to the preferred stockholders.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

At December 31, 2007, we had 5,000,000 authorized shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of our Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

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

As of December 31, 2007, we have reserved 1,792,160 shares of common stock for use in our stock option plans and employee stock purchase plan.

9.	Stock Option and Employee Stock Purchase Plans

1988 Stock Option Plan

Our 1988 Stock Option Plan, as amended effective May 15, 1996, provided for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on our behalf. The Compensation Committee, appointed by the Board of Directors, is responsible for the administration of the 1988 Stock Option Plan. The Compensation Committee determined the term of each option, option price, number of shares for which each option was granted, whether restrictions were imposed on the shares subject to options and the rate at which each option becomes exercisable. The maximum number of shares of common stock of AutoImmune reserved for issuance in accordance with the terms of the 1988 Stock Option Plan was 3,700,000. At December 31, 2007, options to purchase 34,000 shares of common stock were outstanding.

The 1988 Stock Option Plan expired on September 19, 1998.

1998 Stock Option Plan

Our 1998 Stock Option Plan, adopted by our shareholders on May 28, 1998, provides for the granting of incentive stock options and non-qualified stock options to employees, directors and other individuals performing services on our behalf. The Compensation Committee is responsible for the administration of the 1998 Stock Option Plan. The Compensation Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

date granted (110% for options granted to holders of more than 10% of the voting stock of AutoImmune). The term of options granted under the 1998 Stock Option Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of AutoImmune). The maximum number of shares of our common stock reserved for issuance in accordance with the terms of the 1998 Stock Option Plan is 1,300,000, of which 327,000 were available for grant at December 31, 2007. At December 31, 2007, options to purchase 973,000 shares of common stock were outstanding. The 1998 Stock Option Plan expired on February 3, 2008.

On March 15, 2008 the Company’s Board of Directors approved the 2008 Stock Option Plan, pending approval of the Company’s shareholders, this plan provides for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on behalf of the Company. The number of shares of common stock of the Company reserved for issuance with the terms of the 2008 Stock Option Plan is 327,000.

Director Stock Option Plan

In 1993, our Board of Directors approved a stock option plan for non-employee directors (the “Director Option Plan”). This plan was approved by our shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director receives an option to purchase 25,000 shares of common stock. In each year thereafter, if the individual is still a member of the Board of Directors, the director receives options to purchase an additional 6,500 shares of common stock. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993, and the amended Director Option Plan provides that an option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. As of December 31, 2007, options to purchase 357,500 shares of common stock have been granted under the Director Option Plan. Options to purchase 143,500 shares of common stock have been cancelled. At December 31, 2007, options to purchase 214,000 shares of common stock were outstanding. A maximum of 300,000 shares of our common stock is reserved for issuance in accordance with the terms of the amended Director Option Plan.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2006 and 2007:

	Year Ended
	December 31, 2006		December 31, 2007
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	1,262,600	$1.32	1,273,500	$1.17
Granted	51,250	$1.21	264,750	$1.38
Exercised	—	$—	(60,000)	$0.53
Cancelled	(40,350)	$5.83	(257,250)	$1.82

Outstanding at end of period	1,273,500	$1.17	1,221,000	$1.11

Options exercisable at end of period	1,119,500	$1.19	863,188	$1.01
Weighted average grant date fair value of options granted		$0.74		$0.84

At December 31, 2007, stock options were outstanding and exercisable as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$0.52	500,000	4.5 years	$0.52	500,000	$0.52
$0.53—$1.42	567,500	7.7 years	$1.16	209,688	$0.96
$2.03—$ 2.87	111,500	0.8 years	$2.44	111,500	$2.44
$3.00—$3.60	42,000	2.0 years	$3.28	42,000	$3.28

	1,221,000	5.6 years		863,188

Weighted average remaining contractual life of exercisable options            4.1 years.

Employee Stock Purchase Plan

On July 20, 1994, our Board of Directors approved the 1994 Employee Stock Purchase Plan (the “Purchase Plan”). This plan enables eligible employees to purchase our common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The Purchase Plan is available to substantially all employees, subject to certain limitations. An eligible employee may elect to have up to 12% of his or her base pay withheld and applied toward the purchase of shares in such an offering (not to exceed $25,000 in any year). At December 31, 2007, 158,160 shares of common stock were reserved for purchases under the Purchase Plan. During 2006 and 2007, no shares were purchased under the Purchase Plan.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

10.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the year ended December 31,
	2006	2007
Net income (loss)	$(481,000)	$(118,000)
Change in unrealized gain (loss) on investments	—	3,000

Comprehensive income (loss)	$(481,000)	$(115,000)

11.	Commitments and Contingencies

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

In November 1999, we entered an agreement with Teva Pharmaceutical Industries Ltd. The agreement covers the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available injectable drug for multiple sclerosis. Under the agreement, we are responsible for filing, prosecuting and maintaining the intellectual property rights licensed to Teva in our name. On March 20, 2006, Teva disclosed in a 20-F filing that it would not continue development of the enteric coated oral formulation of Copaxone and was considering future development of non-parenteral formulations of the product. As of December 31, 2007, Teva’s website disclosed that new and potentially improved formulations of an oral version of Copaxone® are in preclinical development. It is unclear whether these new formulations involve intellectual property licensed by us to Teva. If Teva were to develop a product using intellectual property licensed by us and the product were approved for sale, we would receive a milestone payment and an escalating royalty based on cumulative sales of all products covered by the Teva agreement.

In March 2000, we entered an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. Under the terms of the agreement, we received a $4 million cash payment in March 2000, a $1.5 million cash payment in September 2001 and a $1.5 million cash payment in March 2003. In addition, Elan Plc received a warrant to purchase 375,000 shares of our common stock at $3.13 per share in September 2001 and a warrant to purchase 375,000 shares of our common stock at $0.7275 per share in March 2003. The valuation of the warrants issued in September 2001 and March 2003, as determined by using a Black-Scholes model, of $192,000 and $155,000, respectively, was recorded as an offset to revenue. The warrant to purchase 375,000 shares of our Common Stock at $3.13 per share expired effective September 16, 2006. The warrant to purchase 375,000 shares of our common stock at $0.7275 per share was due to expire on March 17, 2008. On February 27, 2008, we entered into an agreement to repurchase the warrant from Elan Plc for $125,000. Furthermore, under the terms of this agreement, we and The Brigham and Women’s Hospital have

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

indemnified the subsidiary of Elan Plc against any claim, demand or action, arising from any misrepresentation made to the subsidiary of Elan Plc about patent rights and breach of warranties, up to the amount of monies received by us under the agreement.

In August 2000, we entered an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp). Under the terms of the agreement, we granted BioMS an exclusive license to certain of our patents to develop an injectable therapy for multiple sclerosis. Under the agreement, we are responsible for filing, prosecuting and maintaining the patent rights licensed to BioMS thereunder. So long as the agreement remains in effect and until BioMS markets such therapy, BioMS is required to make monthly diligence payments to us. These payments totaled $30,000 in the first year of the agreement and increased by $30,000 each year until they reached a maximum of $180,000 per year. In addition, we are entitled to receive an escalating royalty based on cumulative sales of all products covered by the BioMS agreement. In December 2007, BioMS signed a licensing and development agreement with Eli Lilly & Company granting Eli Lilly exclusive worldwide rights to MBP8298. If the trials are successful and regulatory approval for commercial sale of the product is received, we will receive an escalating royalty on cumulative sales of all products covered by the BioMS agreement.

In August 2002, we entered into a License Agreement with Colloral LLC. Under the agreement, we granted Colloral LLC an exclusive, worldwide license in certain patents related to the production of Colloral as a dietary supplement and a non-exclusive license in certain of our information, data and knowledge needed to manufacture and sell Colloral as a dietary supplement. In return for these license grants, Colloral LLC agreed to use diligent efforts to market and obtain maximum sales of Colloral. Pursuant to the operating agreement of Colloral LLC, we are entitled to a percentage of the distributions of Colloral LLC on a quarterly basis. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program. Commencing in the third quarter of 2005, we began consolidating Colloral LLC under FIN 46.

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

Leases

We have limited operations utilizing the personal office spaces of the President and the Director of Finance, and our consolidated joint venture, Colloral LLC, outsources all of its operations. As a result, at December 31, 2007, we had no lease obligations and no future minimum lease commitments.

12.	Quarterly Results (Unaudited)

The following table sets forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited financial statements, which, in the opinion of management,

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Total revenue	$97,000	$87,000	$80,000	$137,000
Total expenses	492,000	375,000	229,000	225,000
Net income (loss)	(298,000)	(183,000)	(36,000)	36,000
Income (loss) per share—basic and diluted	$(0.02)	$(0.01)	$(0.00)	$0.00

2007
Total revenue	$97,000	$63,000	$59,000	$75,000
Total expenses	224,000	244,000	179,000	231,000
Net income (loss)	8,000	(62,000)	(8,000)	(56,000)
Income (loss) per share—basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)