Form 10-Q
period 2008-03-31
AUTOIMMUNE INC
filed 2008-05-13
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

Number of shares outstanding of the registrant’s Common Stock as of May 5, 2008:

Common Stock, par value $.01	16,999,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED MARCH 31, 2008

Page Number
PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2007 and March 31, 2008	3

Consolidated Statement of Operations for the three months ended March 31, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to March 31, 2008	4

Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to March 31, 2008	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3—Quantitative and Qualitative Disclosures about Market Risk	13

Item 4—Controls and Procedures	13

PART II—OTHER INFORMATION

Item 6—Exhibits	14

Signatures	15

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2007	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,994,000	$7,865,000
Marketable securities	810,000	815,000
Accounts receivable	12,000	25,000
Prepaid expenses, inventories and other current assets	155,000	114,000

Total current assets	8,971,000	8,819,000

Total assets	$8,971,000	$8,819,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,000	$34,000
Accrued professional fees	99,000	105,000
Deferred revenue	20,000	22,000

Total current liabilities	128,000	161,000

Commitments and contingencies
Minority interest in joint venture	11,000	13,000
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and March 31, 2008	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 16,979,623 shares issued and outstanding at December 31, 2007 and 16,999,623 shares issued and outstanding at March 31, 2008	170,000	170,000
Additional paid-in capital	118,420,000	118,336,000
Deficit accumulated during the development stage	(109,761,000)	(109,868,000)
Accumulated other comprehensive income	3,000	7,000

Total stockholders’ equity	8,832,000	8,645,000

Total liabilities stockholders’ equity	$8,971,000	$8,819,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Period from September 9, 1988 (date of inception) to March 31, 2008
	March 31, 2007	March 31, 2008
Revenue:
License rights	$45,000	$45,000	$7,568,000
Option fees	3,000	1,000	2,211,000
Research and development revenue under collaborative agreements	—	—	955,000
Product revenue	49,000	21,000	365,000

Total revenue	97,000	67,000	11,099,000

Costs and expenses:
Cost of product revenue	9,000	12,000	83,000
Research and development:
Related party	3,000	3,000	19,998,000
All other	27,000	39,000	92,828,000
Selling, general and administrative	185,000	205,000	21,659,000

Total costs and expenses	224,000	259,000	134,568,000

Total operating loss	(127,000)	(192,000)	(123,469,000)

Interest income	110,000	84,000	14,195,000
Interest expense	—	—	(303,000)
Minority interest in joint venture	—	1,000	13,000
Equity in net loss of unconsolidated affiliate	—	—	(250,000)
Other income (expense)	25,000	—	(50,000)

Net income (loss)	$8,000	$(107,000)	$(109,864,000)

Net loss per share-basic	$0.00	$(0.01)

Net loss per share-diluted	$0.00	$(0.01)

Weighted average common shares outstanding-basic	16,942,861	16,997,205

Weighted average common shares outstanding-diluted	17,439,507	16,997,205

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended		Period from September 9, 1988 (date of inception) to March 31, 2008
	March 31, 2007	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$8,000	$(107,000)	$(109,864,000)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Noncash stock compensation	10,000	31,000	162,000
Noncash contributions to joint venture from minority interest		2,000	25,000
Minority interest in joint venture	—	(1,000)	(13,000)
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	250,000
(Increase) decrease in accounts receivable	(14,000)	(13,000)	(25,000)
(Increase) decrease in prepaid expenses and other current assets	(40,000)	41,000	(114,000)
Increase (decrease) in accounts payable	47,000	25,000	34,000
Increase (decrease) in accrued expenses	(19,000)	6,000	85,000
Increase (decrease) in deferred revenue	(3,000)	2,000	22,000

Net cash used by operating activities	(11,000)	(14,000)	(103,271,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	—	—	(322,315,000)
Proceeds from sale/maturity of available-for-sale marketable securities	—	—	310,497,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	—	—	(230,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	—	—	(6,807,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	33,000	10,000	105,557,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000
Payments for repurchase of outstanding warrants	—	(125,000)	(125,000)

Net cash provided by financing activities	33,000	(115,000)	117,943,000

Net increase (decrease) in cash and cash equivalents	22,000	(129,000)	7,865,000
Cash and cash equivalents, beginning of period	8,763,000	7,994,000	—

Cash and cash equivalents, end of period	$8,785,000	$7,865,000	$7,865,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of March 31, 2008, for the three months ended March 31, 2007 and 2008 and for the period from inception (September 9, 1988) through March 31, 2008 are unaudited, however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for these interim periods. The consolidate balance sheet presented as of December 31, 2007 has been derived from our audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2007 included in our Form 10-KSB. Results for interim periods are not necessarily indicative of results for the entire year. Certain amounts have been reclassified to conform to the current presentations. Our consolidated financial statements include the accounts of AutoImmune, Inc and our joint venture with Deseret, Colloral LLC. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised by FIN 46R we began to consolidate Colloral LLC in the third quarter of 2005 when it qualified as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to note 6 for additional information related to our interest in Colloral LLC.

2.	Stock Compensation

We have several stock-based employee compensation plans. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No.123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $10,000 and $31,000 for the three months ended March 31, 2007 and 2008, respectively, and are recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three month period ended March 31, 2007, the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options with exercise prices less than the average market value of the common stock. For the three month period ended March 31, 2007, stock options and warrants to purchase 446,750 weighted shares of common stock with exercise prices greater than the fair value of the common stock were outstanding and, accordingly, were excluded from the calculation of diluted net income per share. For the three month period ended March 31, 2008, shares used to compute diluted earnings per share excluded 1,167,000 stock options as their inclusion would have been anti-dilutive due to net losses incurred in this period.

4.	Fair Value Measurements

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, “Fair Value Measurement”, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.

The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,584,000	$7,584,000	$—	$—
Marketable securities	$815,000	$—	$815,000	$—

Total	$8,399,000	$7,584,000	$815,000	$—

The fair values of our cash equivalents and marketable securities are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable and accrued expenses and other approximate fair value due to their short-term maturities.

5.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2007 and March 31, 2008, and were primarily invested in money market accounts and U.S. Government Agency debt securities.

The following is a summary of available-for-sale marketable securities held by us at December 31, 2007 and March 31, 2008 which are carried at fair market value:

	Maturity term	Fair Value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2007:
U.S. Government Agency debt securities	Within 1 year	$810,000	$3,000	$—	$807,000

		$810,000	$3,000	$—	$807,000
March 31, 2008:
U.S. Government Agency debt securities	Within 1 year	$815,000	$7,000	$—	$808,000

		$815,000	$7,000	$—	$808,000

All of our marketable securities were classified as current at March 31, 2008 as these funds mature within one year, are liquid and are available to meet working capital needs and to fund current operations. There were no gross realized gains and losses on sales of marketable securities for the three months ended March 31, 2008.

Marketable securities that were purchased and sold in periods prior to adoption of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

6.	Other Assets

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

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC was greater than 50% and we actively participated in its management, but we did not have voting control of Colloral LLC and our share of distributions and allocations of profits and losses did not exceed 50%. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC in accordance with FIN 46R, effective in the third quarter of 2005. Colloral LLC is considered a variable interest entity under FIN 46R, of which we are the primary beneficiary. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreement, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,020,000 to Colloral LLC from 2003 through 2006. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the year ended December 31, 2007 to support continuing marketing efforts. No capital contributions were made during the three months ended March 31, 2008. We may make additional contributions to Colloral LLC in the future.

There can be no assurance that the sales and marketing initiatives for Colloral LLC that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, we may continue to incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

At December 31, 2007 and March 31, 2008, the excess of Deseret’s capital contributions over their portion of the accumulated losses is recorded as a minority interest liability in our consolidated balance sheet. To the extent Deseret’s share of accumulated losses exceeds its capital contributions in the future, we would be required to recognize 100% of Colloral LLC’s losses and if future earnings materialized, we would recognize 100% of Colloral LLC’s net income to the extent of the Deseret losses we previously recognized.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2007 and March 31, 2008 and Colloral LLC’s operating results for the three months ended March 31, 2007 and 2008 have been consolidated into our financial statements:

	For the three months ended March 31,
	2007	2008
Statement of Operations Data:
Revenue	$52,000	$22,000
Cost of goods sold	9,000	12,000
Selling, general and administrative expense	14,000	27,000
Net income (loss)	$29,000	$(17,000)

	December 31, 2007	March 31, 2008
Balance Sheet Data:
Current assets	$171,000	$164,000
Long term assets	—	—
Current liabilities	5,000	12,000
Long term liabilities	—	—

In 2000, we completed a market analysis of Colloral as a dietary supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. We cannot predict whether or not the FDA will agree with our position and what the effect of the FDA’s letter will be. It is possible that Colloral LLC and its licensed distributors will be unable to market the product as a dietary supplement and that the products will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

7.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the three months ended March 31,
	2007	2008
Net income (loss)	$8,000	$(107,000)
Change in unrealized gain (loss) on investments	—	4,000

Comprehensive income (loss)	$8,000	$(103,000)

8.	Warrant redemption

In March 2000, we entered an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. In connection with the agreement, Elan Plc received a warrant to purchase 375,000 shares of our common stock at $3.13 per share in September 2001 and a warrant to purchase 375,000 shares of our common stock at $0.7275 per share in March 2003. The warrant to purchase 375,000 shares of our common stock at $3.13 per share expired effective September 16, 2006. The warrant to purchase 375,000 shares of our common stock at $0.7275 per share was due to expire on March 17, 2008. On February 27, 2008, we entered into a securities redemption agreement to repurchase the warrant from Elan Plc for $125,000 which was recorded as a reduction of additional paid in capital.

9.	Indemnification

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

10.	Recent Accounting Pronouncements

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

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements.” The EITF established the definition of a collaborative arrangement and determined that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the arrangements terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial- statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2009 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

AUTOIMMUNE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

From our inception through March 31, 2008, we have incurred ongoing losses from operations and have cumulative losses as of March 31, 2008 totaling $109,864,000. To date, our only revenue from the sale of products has been earned through our joint venture, Colloral LLC. The majority of revenues recorded from inception through March 31, 2008 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC was greater than 50% and we actively participated in its management, but we did not have voting control of Colloral LLC and our share of distributions and allocations of profits and losses did not exceed 50%. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC in accordance with FIN 46R, effective in the third quarter of 2005. Colloral LLC is considered a variable interest entity under FIN 46R, of which we are the primary beneficiary. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreement, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,020,000 to Colloral LLC from 2003 through 2006. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the year ended December 31, 2007 to support continuing marketing efforts. No capital contributions were made during the three months ended March 31, 2008. We may make additional contributions to Colloral LLC in the future.

There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, we may continue to incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2007 and March 31, 2008 and Colloral LLC’s operating results for the three months ended March 31, 2007 and 2008 have been consolidated into our financial statements:

	For the three months ended March 31,
	2007	2008
Statement of Operations Data:
Revenue	$52,000	$22,000
Cost of goods sold	9,000	12,000
Selling, general and administrative expense	14,000	27,000
Net income (loss)	$29,000	$(17,000)

	December 31, 2007	March 31, 2008
Balance Sheet Data:
Current assets	$171,000	$164,000
Long term assets	—	—
Current liabilities	5,000	12,000
Long term liabilities	—	—

In 2000, we completed a market analysis of Colloral as a dietary supplement and subsequently filed a “Notice of New Dietary Ingredient” with the FDA that was accepted without comment. On February 18, 2005, we received a letter from the FDA stating that the FDA reconsidered the information contained in our Notice of New Dietary Ingredient and concluded that Colloral is not a dietary supplement but appears to be a drug under the Federal Food, Drug, and Cosmetic Act, and thus subject to the regulatory requirements for drugs. On April 15, 2005, we submitted a response to the FDA’s letter and hope to have demonstrated that the product meets the statutory definition of a dietary supplement. We cannot predict whether or not the FDA will agree with our position and what the effect of the FDA’s letter will be. It is possible that Colloral LLC and its licensed distributors will be unable to market the product as a dietary supplement and that the products will be subject to the regulatory requirements for drugs. If the FDA makes a final determination that requires us to comply with the regulatory requirements for drugs, Colloral, The Collagen Solution and Vital 3 will be withdrawn from the market, which would eliminate the possibility of future distributions to us from Colloral LLC.

Three Months Ended March 31, 2007 and 2008

Revenue was $97,000 and $67,000 for the three months ended March 31, 2007 and 2008, respectively. The revenue in the three months ended March 31, 2007 and 2008 was comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis and product revenues generated through our joint venture, Colloral LLC, whose results are consolidated with ours. In 2006 and 2007, Colloral LLC executed a series of agreements with Futurebiotics, LLC and related companies whereby Futurebiotics began marketing Colloral’s dietary supplement under the brand name, Vital 3, through several different channels, including the GNC chain of retail stores and both print and e-catalogs. Domestic retail store sales ceased in September 2007 and Futurebiotics is currently selling product only through print and e-catalogs through its affiliate, Bronson Laboratories, while it works on both international and multi-level selling opportunities. Product shipped under these agreements generated revenue of $29,000 and $0 during the three months ended March 31, 2007 and 2008, respectively. Colloral LLC also contracted with The Shopping Channel of Canada to market Vital 3 through multiple on air segments. Product shipped under this agreement generated revenue of $0 and $11,000 during the three months ended March 31, 2007 and 2008, respectively.

Cost of goods sold was $9,000 and $12,000 for the three months ended March 31, 2007 and 2008, respectively. Product sales shifted toward lower margin reseller sales reducing the margin percentages.

Research and development expenses were $30,000 and $42,000 for the three months ended March 31, 2007 and 2008, respectively. The increase is due to an increase in the patent related expenses.

Selling, general and administrative expenses were $185,000 and $205,000 for the three months ended March 31, 2007 and 2008, respectively. The increase is primarily the result of an increase in the stock compensation costs from $10,000 during the three months ended March 31, 2007 to $31,000 during the three months ended March 31, 2008.

Interest income was $110,000 and $84,000 for the three months ended March 31, 2007 and 2008, respectively. The decrease is due to a lower average return on investment and by a lower average balance of cash and marketable securities available for investment.

Minority interest in joint venture was zero and $1,000 for the three months ended March 31, 2007 and 2008, respectively. The minority interest in joint venture reflects Deseret’s share of Colloral LLC’s profits or losses calculated in accordance with the amended terms of the Colloral LLC operating agreement.

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

We hold an interest in Colloral LLC, which is manufacturing, marketing and selling Colloral, The Collagen Solution and Vital 3 as dietary supplements, and manufacturing Vital 3 for sale by Futurebiotics LLC and related companies. While we are not contractually committed to make additional capital contributions to Colloral LLC, during the year ended December 31, 2007, we made additional contributions of $12,000 to support continuing marketing efforts related to potential sales through The Shopping Channel in Canada. No capital contributions were made during the three months ended March 31, 2008. We may make additional capital contributions to Colloral LLC. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the three months ended March 31, 2008, we utilized $14,000 of cash to fund operations. The most significant use of cash for the three months ended March 31, 2008 was legal expenses totaling $73,000. We expect to continue to use our current cash and marketable investments on hand to fund our operations and development efforts. Based upon our budget for calendar year 2008 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least the next five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, from collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development or marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of March 31, 2008, our cash and cash equivalents and marketable securities totaled $8,680,000. Current liabilities at March 31, 2008 were $161,000.

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

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements.” The EITF established the definition of a collaborative arrangement and determined that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the arrangements terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial- statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2009 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

Forward-Looking Statements

Statements in this Quarterly Report that are not strictly historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements about our future operating results, strategic relationships and product development. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause our actual results to differ significantly from results discussed in the forward-looking statements. These factors include, but are not limited to, our extremely limited operations, the uncertainties of clinical trial results and product development efforts, our dependence on third parties for licensing and other revenue, our dependence on determinations of regulatory authorities and risks of technological change and competition. These factors are more fully discussed in our most recent Annual Report on Form 10-KSB filed with the Securities and Exchange Commission in the section “Risk Factors.” We have no plans, and disclaim any obligation, to update or revise any forward-looking statements whether as a result of new information, future events or other factors, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested all of our cash in U.S. Government Agency debt securities, high-grade corporate obligations and money market instruments. These investments are denominated in U.S. dollars. Due to the conservative nature of these instruments, we do not have material exposure to interest rate or market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AUTOIMMUNE INC.

Date: May 13, 2008	/S/ ROBERT C. BISHOP
Robert C. Bishop
Chairman, President and Chief Executive Officer

Date: May 13, 2008	/S/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer