Form 10-Q
period 2008-06-30
AUTOIMMUNE INC
filed 2008-08-13
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

Number of shares outstanding of the registrant’s Common Stock as of August 5, 2008:

Common Stock, par value $.01	16,999,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED JUNE 30, 2008

Page Number
PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2007 and June 30, 2008 (unaudited)	3

Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to June 30, 2008 (unaudited)	4

Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to June 30, 2008 (unaudited)	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3—Quantitative and Qualitative Disclosures about Market Risk	13

Item 4—Controls and Procedures	13

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders	14

Item 6—Exhibits	14

Signatures	15

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2007	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,994,000	$7,782,000
Marketable securities	810,000	808,000
Accounts receivable	12,000	40,000
Prepaid expenses, inventories and other current assets	155,000	97,000

Total current assets	8,971,000	8,727,000

Total assets	$8,971,000	$8,727,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,000	$19,000
Accrued professional fees	99,000	77,000
Deferred revenue	20,000	23,000

Total current liabilities	128,000	119,000

Commitments and contingencies
Minority interest in joint venture	11,000	19,000
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and June 30, 2008	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 16,979,623 shares issued and outstanding at December 31, 2007 and 16,999,623 shares issued and outstanding at June 30, 2008	170,000	170,000
Additional paid-in capital	118,420,000	118,372,000
Deficit accumulated during the development stage	(109,761,000)	(109,954,000)
Accumulated other comprehensive income	3,000	1,000

Total stockholders’ equity	8,832,000	8,589,000

Total liabilities stockholders’ equity	$8,971,000	$8,727,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended		Period from September 9, 1988 (date of inception) to June 30, 2008
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Revenue:
License rights	$45,000	$45,000	$90,000	$90,000	$7,613,000
Option fees	2,000	1,000	5,000	2,000	2,212,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000
Product revenue	16,000	55,000	65,000	76,000	420,000

Total revenue	63,000	101,000	160,000	168,000	11,200,000

Costs and expenses:
Cost of product revenue	2,000	16,000	11,000	28,000	99,000
Research and development:
Related party	3,000	3,000	6,000	6,000	20,001,000
All other	55,000	45,000	82,000	84,000	92,873,000
Selling, general and administrative	184,000	181,000	369,000	386,000	21,840,000

Total costs and expenses	244,000	245,000	468,000	504,000	134,813,000

Total operating loss	(181,000)	(144,000)	(308,000)	(336,000)	(123,613,000)

Interest income	113,000	60,000	223,000	144,000	14,255,000
Interest expense	—	—	—	—	(303,000)
Minority interest in joint venture	6,000	(2,000)	6,000	(1,000)	11,000
Equity in net loss of unconsolidated affiliate	—	—	—	—	(250,000)
Other income (expense)	—	—	25,000	—	(50,000)

Net loss	$(62,000)	$(86,000)	$(54,000)	$(193,000)	$(109,950,000)

Net loss per share-basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Net loss per share-diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding-basic	16,979,623	16,999,623	16,961,344	16,998,414

Weighted average common shares outstanding-diluted	16,979,623	16,999,623	16,961,344	16,998,414

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended		Period from September 9, 1988 (date of inception) to June 30, 2008
	June 30, 2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(54,000)	$(193,000)	$(109,950,000)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Noncash stock compensation	26,000	67,000	198,000
Noncash contributions to joint venture from minority interest	6,000	7,000	30,000
Minority interest in joint venture	(6,000)	1,000	(11,000)
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	250,000
(Increase) decrease in accounts receivable	36,000	(28,000)	(40,000)
(Increase) decrease in prepaid expenses and other current assets	31,000	58,000	(97,000)
Increase (decrease) in accounts payable	10,000	10,000	19,000
Increase (decrease) in accrued expenses	(13,000)	(22,000)	57,000
Increase (decrease) in deferred revenue	(5,000)	3,000	23,000

Net cash provided/(used) by operating activities	31,000	(97,000)	(103,354,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(2,879,000)	—	(322,315,000)
Proceeds from sale/maturity of available-for-sale marketable securities	—	—	310,497,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	—	—	(230,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	(2,879,000)	—	(6,807,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	33,000	10,000	105,557,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000
Payments for repurchase of outstanding warrants	—	(125,000)	(125,000)

Net cash provided/(used) by financing activities	33,000	(115,000)	117,943,000

Net increase (decrease) in cash and cash equivalents	(2,815,000)	(212,000)	7,782,000
Cash and cash equivalents, beginning of period	8,763,000	7,994,000	—

Cash and cash equivalents, end of period	$5,948,000	$7,782,000	$7,782,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of June 30, 2008, for the three and six months ended June 30, 2007 and 2008 and for the period from inception (September 9, 1988) through June 30, 2008 are unaudited; however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for these interim periods. The consolidated balance sheet presented as of December 31, 2007 has been derived from our audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2007 included in our Form 10-KSB. Results for interim periods are not necessarily indicative of results for the entire year. Certain amounts have been reclassified to conform to the current presentations. Our consolidated financial statements include the accounts of AutoImmune, Inc. and our joint venture with Deseret Laboratories, Inc., Colloral LLC. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised by FIN 46R, we began to consolidate Colloral LLC in the third quarter of 2005 when it qualified as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to note 6 for additional information related to our interest in Colloral LLC.

2.	Stock Compensation

We have several stock-based employee compensation plans. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No.123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $16,000 and $36,000 for the three months ended June 30, 2007 and 2008, respectively, and $26,000 and $67,000 for the six months ended June 30, 2007 and 2008, respectively, and are recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. For the three and six month periods ended June 30, 2007 shares used to compute diluted earnings per share excluded 1,610,000 stock options and warrants as their inclusion would have been anti-dilutive due to net losses incurred in these periods. For the three and six month periods ended June 30, 2008, shares used to compute diluted earnings per share excluded 1,211,500 stock options as their inclusion would have been anti-dilutive due to net losses incurred in these periods.

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

The following table presents information about our assets that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset:

	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,577,000	$7,577,000	$—	$—
Marketable securities	$808,000	$—	$808,000	$—

Total	$8,385,000	$7,577,000	$808,000	$—

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

5.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2007 and June 30, 2008, and were primarily invested in money market accounts and U.S. Government Agency debt securities.

The following is a summary of available-for-sale marketable securities held by us at December 31, 2007 and June 30, 2008 which are carried at fair market value:

	Maturity term	Fair Value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2007:
U.S. Government Agency debt securities	Within 1 year	$810,000	$3,000	$—	$807,000

		$810,000	$3,000	$—	$807,000
June 30, 2008:
U.S. Government Agency debt securities	Within 1 year	$808,000	$1,000	$—	$807,000

		$808,000	$1,000	$—	$807,000

All of our marketable securities were classified as current at June 30, 2008 as these funds mature within one year, are liquid and are available to meet working capital needs and to fund current operations. There were no gross realized gains and losses on sales of marketable securities for the three months ended June 30, 2008.

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

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,020,000 to Colloral LLC from 2003 through 2006. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the year ended December 31, 2007 to support continuing marketing efforts. No capital contributions were made during the six months ended June 30, 2008. We may make additional contributions to Colloral LLC in the future.

There can be no assurance that the sales and marketing initiatives for Colloral LLC that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, we may continue to incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

At December 31, 2007 and June 30, 2008, the excess of Deseret’s capital contributions over their portion of the accumulated losses is recorded as a minority interest liability in our consolidated balance sheet. To the extent Deseret’s share of accumulated losses exceeds its capital contributions in the future, we would be required to recognize 100% of Colloral LLC’s losses and if future earnings materialized, we would recognize 100% of Colloral LLC’s net income to the extent of the Deseret losses we previously recognized.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2007 and June 30, 2008 and Colloral LLC’s operating results for the three and six months ended June 30, 2007 and 2008 have been consolidated into our financial statements:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Statement of Operations Data:
Revenue	$18,000	$56,000	$70,000	$78,000
Cost of goods sold	$2,000	$16,000	$11,000	$28,000
Selling, general and administrative expense	$20,000	$11,000	$34,000	$38,000
Net income (loss)	$(4,000)	$29,000	$25,000	$12,000

	December 31, 2007	June 30, 2008
Balance Sheet Data:
Current assets	$171,000	$197,000
Long term assets	—	—
Current liabilities	5,000	12,000
Long term liabilities	—	—

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

7.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
Net loss	$(62,000)	$(86,000)	$(54,000)	$(193,000)
Change in unrealized gain (loss) on investments	(1,000)	(6,000)	(1,000)	(2,000)

Comprehensive loss	$(63,000)	$(92,000)	$(55,000)	$(195,000)

8.	Warrant redemption

In March 2000, we entered an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. In connection with the agreement, Elan Plc received a warrant to purchase 375,000 shares of our common stock at $3.13 per share in September 2001 and a warrant to purchase 375,000 shares of our common stock at $0.7275 per share in March 2003. The warrant to purchase 375,000 shares of our common stock at $3.13 per share expired effective September 16, 2006. On February 27, 2008, we entered into a securities redemption agreement to repurchase the warrant to purchase 375,000 shares of our common stock at $0.7275 from Elan Plc for $125,000 which was recorded as a reduction of additional paid in capital.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R, among other aspects, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective for us in 2009. We are currently evaluating the impact of adoption.

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

Results of Operations

Overview

From our inception through June 30, 2008, we have incurred ongoing losses from operations and have cumulative losses as of June 30, 2008 totaling $109,950,000. To date, our only revenue from the sale of products has been earned through our joint venture, Colloral LLC. The majority of revenues recorded from inception through June 30, 2008 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

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

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,020,000 to Colloral LLC from 2003 through 2006. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the year ended December 31, 2007 to support continuing marketing efforts. No capital contributions were made during the six months ended June 30, 2008. We may make additional contributions to Colloral LLC in the future.

There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, we may continue to incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2007 and June 30, 2008 and Colloral LLC’s operating results for the three and six months ended June 30, 2007 and 2008 have been consolidated into our financial statements:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Statement of Operations Data:
Revenue	$18,000	$56,000	$70,000	$78,000
Cost of goods sold	$2,000	$16,000	$11,000	$28,000
Selling, general and administrative expense	$20,000	$11,000	$34,000	$38,000
Net income (loss)	$(4,000)	$29,000	$25,000	$12,000

	December 31, 2007	June 30, 2008
Balance Sheet Data:
Current assets	$171,000	$197,000
Long term assets	—	—
Current liabilities	5,000	12,000
Long term liabilities	—	—

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

Three and Six Months Ended June 30, 2007 and 2008

Revenue was $63,000 and $101,000 for the three months ended June 30, 2007 and 2008, respectively. Revenue was $160,000 and $168,000 for the six months ended June 30, 2007 and 2008, respectively. The revenue in the three and six months ended June 30, 2007 and 2008 was comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis and product revenues generated through our joint venture, Colloral LLC, the results of which are consolidated with our financial results. In 2006 and 2007, Colloral LLC executed a series of agreements with Futurebiotics, LLC and related companies whereby Futurebiotics began marketing Colloral’s dietary supplement under the brand name, Vital 3, through several different channels, including the GNC chain of retail stores and both print and e-catalogs. Domestic retail store sales ceased in September 2007 and Futurebiotics is currently selling product through print and e-catalogs through its affiliate, Bronson Laboratories, while it works on both international and domestic selling opportunities. Product shipped under these agreements generated revenue of $0 and $26,000 during the three months ended June 30, 2007 and 2008, respectively, and revenue of $29,000 and $26,000 during the six months ended June 30, 2007 and 2008, respectively. Colloral LLC also contracted with The Shopping Channel of Canada to market Vital 3 through multiple on air segments. Product shipped under this agreement generated revenue of $0 and $5,000 during the three months ended June 30, 2007 and 2008, respectively, and revenue of $0 and $25,000 during the six months ended June 30, 2007 and 2008, respectively.

Cost of goods sold was $2,000 and $16,000 for the three months ended June 30, 2007 and 2008, respectively. Cost of goods sold was $11,000 and $28,000 for the six months ended June 30, 2007 and 2008, respectively. Product sales shifted toward lower margin reseller sales due the timing of product shipped under the Futurebiotics and Shopping Channel agreements.

Research and development expenses were $58,000 and $48,000 for the three months ended June 30, 2007 and 2008, respectively. The decrease is due to the timing of patent related maintenance fees. Research and development expenses were $88,000 and $90,000 for the six months ended June 30, 2007 and 2008, respectively.

Selling, general and administrative expenses were $184,000 and $181,000 for the three months ended June 30, 2007 and 2008, respectively. Selling, general and administrative expenses were $369,000 and $386,000 for the six months ended June 30, 2007 and 2008, respectively. The increase is primarily the result of an increase in the stock compensation costs from $26,000 during the six months ended June 30, 2007 to $67,000 during the six months ended June 30, 2008, offset by a decline in our Directors and Officers insurance costs and our legal costs.

Interest income was $113,000 and $60,000 for the three months ended June 30, 2007 and 2008, respectively. Interest income was $223,000 and $144,000 for the six months ended June 30, 2007 and 2008, respectively. The decrease is due to a decline in average return on investment offset and a lower average balance of cash and marketable securities available for investment.

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

No capital contributions were made during the six months ended June 30, 2008. We may make additional capital contributions to Colloral LLC. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, we may continue to incur substantial losses

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the six months ended June 30, 2008, we utilized $97,000 of cash to fund operations. The most significant use of cash for the six months ended June 30, 2008 was legal expenses totaling $128,000. We expect to continue to use our current cash and marketable investments on hand to fund our operations and development efforts. Based upon our budget for calendar year 2008 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least the next five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, from collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development or marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are invested in U.S. Treasury obligations, high-grade corporate obligations and money market instruments. As of June 30, 2008, our cash and cash equivalents and marketable securities totaled $8,590,000. Current liabilities at June 30, 2008 were $119,000.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at our annual stockholders’ meeting, which was held on May 15, 2008.

A.	The election to the Board of Directors of the following nominees:

Name of Director Nominee	For	Withheld
Robert C. Bishop	11,840,781	1,175,550
Hugh A. D’Andrade	12,695,545	320,786
Allan R. Ferguson	12,697,545	318,786
R. John Fletcher	11,817,195	1,119,136

B.	The adoption of the AutoImmune Inc. 2008 Stock Option Plan:

For	Against	Abstain
3,778,939	1,863,693	11,790

ITEM 6.	EXHIBITS

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
10.1	2008 Stock Option Plan (1)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of the Director of Finance and Treasurer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Appendix A to AutoImmune’s definitive Proxy Statement dated April 10, 2008 for the annual meeting of shareholder’s held on May 15, 2008 filed pursuant to Section 14 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: August 13, 2008	/S/ ROBERT C. BISHOP
Robert C. Bishop
Chairman, President and Chief Executive Officer

Date: August 13, 2008	/S/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer