Form 10-Q
period 2008-09-30
AUTOIMMUNE INC
filed 2008-11-13
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Number of shares outstanding of the registrant’s Common Stock as of November 6, 2008:

Common Stock, par value $.01	16,999,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED SEPTEMBER 30, 2008

Page Number
PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2007 and September 30, 2008 (unaudited)	3

Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to September 30, 2008 (unaudited)	4

Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to September 30, 2008 (unaudited)	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3—Quantitative and Qualitative Disclosures about Market Risk	13

Item 4—Controls and Procedures	13

PART II—OTHER INFORMATION

Item 6—Exhibits	14

Signatures	15

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2007	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,994,000	$8,591,000
Marketable securities	810,000	—
Accounts receivable	12,000	5,000
Prepaid expenses, inventories and other current assets	155,000	149,000

Total current assets	8,971,000	8,745,000

Total assets	$8,971,000	$8,745,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,000	$1,000
Accrued professional fees	99,000	110,000
Deferred revenue	20,000	18,000

Total current liabilities	128,000	129,000

Commitments and contingencies
Minority interest in joint venture	11,000	24,000
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and September 30, 2008	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 16,979,623 shares issued and outstanding at December 31, 2007 and 16,999,623 shares issued and outstanding at September 30, 2008	170,000	170,000
Additional paid-in capital	118,420,000	118,399,000
Deficit accumulated during the development stage	(109,761,000)	(109,977,000)
Accumulated other comprehensive income	3,000	—

Total stockholders’ equity	8,832,000	8,592,000

Total liabilities stockholders’ equity	$8,971,000	$8,745,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2008
	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Revenue:
License rights	$45,000	$45,000	$135,000	$135,000	$7,658,000
Option fees	3,000	1,000	8,000	3,000	2,213,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000
Product revenue	11,000	11,000	76,000	87,000	431,000

Total revenue	59,000	57,000	219,000	225,000	11,257,000

Costs and expenses:
Cost of product revenue	9,000	1,000	20,000	29,000	100,000
Research and development:
Related party	3,000	3,000	9,000	9,000	20,004,000
All other	4,000	—	86,000	84,000	92,873,000
Selling, general and administrative	163,000	125,000	532,000	511,000	21,965,000

Total costs and expenses	179,000	129,000	647,000	633,000	134,942,000

Total operating loss	(120,000)	(72,000)	(428,000)	(408,000)	(123,685,000)

Interest income	112,000	51,000	335,000	195,000	14,306,000
Interest expense	—	—	—	—	(303,000)
Minority interest in joint venture	—	(2,000)	6,000	(3,000)	9,000
Equity in net loss of unconsolidated affiliate	—	—	—	—	(250,000)
Other income (expense)	—	—	25,000	—	(50,000)

Net loss	$(8,000)	$(23,000)	$(62,000)	$(216,000)	$(109,973,000)

Net loss per share-basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net loss per share-diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding-basic	16,979,623	16,999,623	16,967,504	16,998,820

Weighted average common shares outstanding-diluted	16,979,623	16,999,623	16,967,504	16,998,820

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2008
	September 30, 2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(62,000)	$(216,000)	$(109,973,000)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Noncash stock compensation	58,000	94,000	225,000
Noncash contributions to joint venture from minority interest	6,000	10,000	33,000
Minority interest in joint venture	(6,000)	3,000	(9,000)
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	250,000
(Increase) decrease in accounts receivable	50,000	7,000	(5,000)
(Increase) decrease in prepaid expenses and other current assets	(10,000)	6,000	(149,000)
Increase (decrease) in accounts payable	24,000	(8,000)	1,000
Increase (decrease) in accrued expenses	4,000	11,000	90,000
Increase (decrease) in deferred revenue	(7,000)	(2,000)	2,318,000

Net cash provided/(used) by operating activities	57,000	(95,000)	(103,352,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(3,693,000)	—	(322,315,000)
Proceeds from sale/maturity of available-for-sale marketable securities	1,135,000	807,000	311,304,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	—	—	(230,000)
Related party receivable from joint venture partner	(163,000)	—	—
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash provided /(used) by investing activities	(2,721,000)	807,000	(6,000,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	33,000	10,000	105,557,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000
Payments for repurchase of outstanding warrants	—	(125,000)	(125,000)

Net cash provided/(used) by financing activities	33,000	(115,000)	117,943,000

Net increase (decrease) in cash and cash equivalents	(2,631,000)	597,000	8,591,000
Cash and cash equivalents, beginning of period	8,763,000	7,994,000	—

Cash and cash equivalents, end of period	$6,132,000	$8,591,000	$8,591,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of September 30, 2008, for the three and nine months ended September 30, 2007 and 2008 and for the period from inception (September 9, 1988) through September 30, 2008 are unaudited; however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for these interim periods. The consolidated balance sheet presented as of December 31, 2007 has been derived from our audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2007 included in our Form 10-KSB. Results for interim periods are not necessarily indicative of results for the entire year. Certain amounts have been reclassified to conform to the current presentations. Our consolidated financial statements include the accounts of AutoImmune, Inc. and our joint venture with Deseret Laboratories, Inc. (“Deseret”), Colloral LLC. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised by FIN 46R, we began to consolidate Colloral LLC in the third quarter of 2005 when it qualified as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to note 6 for additional information related to our interest in Colloral LLC.

2.	Stock Compensation

We have several stock-based employee compensation plans. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No.123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $33,000 and $27,000 for the three months ended September 30, 2007 and 2008, respectively, and $58,000 and $94,000 for the nine months ended September 30, 2007 and 2008, respectively, and are recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. For the three and nine month periods ended September 30, 2007 shares used to compute diluted earnings per share excluded 1,596,000 stock options and warrants as their inclusion would have been anti-dilutive due to net losses incurred in these periods. For the three and nine month periods ended September 30, 2008, shares used to compute diluted earnings per share excluded 1,211,500 stock options as their inclusion would have been anti-dilutive due to net losses incurred in these periods.

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

The following table presents information about our assets that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,591,000	$8,591,000	$—	$—

Total	$8,591,000	$8,591,000	$—	$—

The fair values of cash equivalents are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable and accrued expenses and other approximate fair value due to their short-term maturities.

5.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2007 and September 30, 2008, and were primarily invested in money market accounts and U.S. Government Agency debt securities.

The following is a summary of available-for-sale marketable securities held by us at December 31, 2007 which are carried at fair market value. We did not hold any available-for-sale marketable securities at September 30, 2008.

	Maturity term	Fair Value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2007:
U.S. Government Agency debt securities	Within 1 year	$810,000	$3,000	$—	$807,000

		$810,000	$3,000	$—	$807,000

Gross realized gains and losses on sales of marketable securities for the three months ended September 30, 2008 were insignificant.

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

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC was greater than 50% and we actively participated in its management, but we did not have voting control of Colloral LLC and our share of distributions and allocations of profits and losses did not exceed 50%. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC in accordance with FIN 46R, effective in the third quarter of 2005. Under FIN 46R, Colloral LLC is considered a variable interest entity, of which we are the primary beneficiary. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreement, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,020,000 to Colloral LLC from 2003 through 2006. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the year ended December 31, 2007 to support continuing marketing efforts. No capital contributions were made during the nine months ended September 30, 2008. We may make additional contributions to Colloral LLC in the future.

There can be no assurance that the sales and marketing initiatives for Colloral LLC that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

At December 31, 2007 and September 30, 2008, the excess of Deseret’s capital contributions over their portion of the accumulated losses is recorded as a minority interest liability in our consolidated balance sheet. To the extent Deseret’s share of accumulated losses exceeds its capital contributions in the future, we would be required to recognize 100% of Colloral LLC’s losses and if future earnings materialized, we would recognize 100% of Colloral LLC’s net income to the extent of the Deseret losses we previously recognized.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2007 and September 30, 2008 and Colloral LLC’s operating results for the three and nine months ended September 30, 2007 and 2008 have been consolidated into our financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Statement of Operations Data:
Revenue	$14,000	$11,000	$84,000	$89,000
Cost of goods sold	$9,000	$1,000	$20,000	$29,000
Selling, general and administrative expense	$34,000	$8,000	$68,000	$46,000
Net income (loss)	$(29,000)	$2,000	$(4,000)	$14,000

	December 31, 2007	September 30, 2008
Balance Sheet Data:
Current assets	$171,000	$192,000
Long term assets	—	—
Current liabilities	5,000	3,000
Long term liabilities	—	—

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

7.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2008	2007	2008
Net loss	$(8,000)	$(23,000)	$(62,000)	$(216,000)
Change in unrealized gain (loss) on investments	2,000	(1,000)	2,000	(3,000)

Comprehensive loss	$(6,000)	$(24,000)	$(60,000)	$(219,000)

8.	Warrant redemption

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

Results of Operations

Overview

From our inception through September 30, 2008, we have incurred ongoing losses from operations and have cumulative losses as of September 30, 2008 totaling $109,973,000. To date, our only revenue from the sale of products has been earned through our joint venture, Colloral LLC. The majority of revenues recorded from inception through September 30, 2008 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC was greater than 50% and we actively participated in its management, but we did not have voting control of Colloral LLC and our share of distributions and allocations of profits and losses did not exceed 50%. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, we are required to consolidate Colloral LLC in accordance with FIN 46R, effective in the third quarter of 2005. Under FIN 46R, Colloral LLC is considered a variable interest entity, of which we are the primary beneficiary. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreement, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,020,000 to Colloral LLC from 2003 through 2006. We satisfied our funding commitment in 2006, but we made additional contributions of $12,000 during the year ended December 31, 2007 to support continuing marketing efforts. No capital contributions were made during the nine months ended September 30, 2008. We may make additional contributions to Colloral LLC in the future.

There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses. Our financial statements reflect transactions with Colloral LLC on a consolidated basis beginning in the third quarter of 2005.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2007 and September 30, 2008 and Colloral LLC’s operating results for the three and nine months ended September 30, 2007 and 2008 have been consolidated into our financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Statement of Operations Data:
Revenue	$14,000	$11,000	$84,000	$89,000
Cost of goods sold	$9,000	$1,000	$20,000	$29,000
Selling, general and administrative expense	$34,000	$8,000	$68,000	$46,000
Net income (loss)	$(29,000)	$2,000	$(4,000)	$14,000

	December 31, 2007	September 30, 2008
Balance Sheet Data:
Current assets	$171,000	$192,000
Long term assets	—	—
Current liabilities	5,000	3,000
Long term liabilities	—	—

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

Three and Nine Months Ended September 30, 2007 and 2008

Revenue was $59,000 and $57,000 for the three months ended September 30, 2007 and 2008, respectively. Revenue was $219,000 and $225,000 for the nine months ended September 30, 2007 and 2008, respectively. The revenue in the three and nine months ended September 30, 2007 and 2008 was comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis, and option fees and product revenues generated through our joint venture, Colloral LLC, the results of which are consolidated with our financial results. In 2006 and 2007, Colloral LLC executed a series of agreements with Futurebiotics, LLC and related companies whereby Futurebiotics began marketing Colloral’s dietary supplement under the brand name, Vital 3, through several different channels, including the GNC chain of retail stores and both print and e-catalogs. Domestic retail store sales ceased in September 2007 and Futurebiotics is currently selling product through print and e-catalogs through its affiliate, Bronson Laboratories, while it works on both international and domestic selling opportunities. Option payments related to the execution of the Futurebiotics agreement are reflected as option fee revenue and are being amortized over the life of the agreement. Product shipped under these agreements generated no revenue during the three months ended September 30, 2007 and 2008, but generated revenue of $29,000 and $26,000 during the nine months ended September 30, 2007 and 2008, respectively. Colloral LLC also contracted with The Shopping Channel of Canada to market Vital 3 through televised segments and through their website. Product shipped under this agreement generated revenue of $0 and $3,000 during the three months ended September 30, 2007 and 2008, respectively, and revenue of $0 and $28,000 during the nine months ended September 30, 2007 and 2008, respectively. The remaining product revenue is generated through direct sales of Colloral and the Collagen Solution to Colloral LLC’s customers through its website.

Cost of goods sold was $9,000 and $1,000 for the three months ended September 30, 2007 and 2008, respectively. Cost of goods sold was $20,000 and $29,000 for the nine months ended September 30, 2007 and 2008, respectively. Fluctuations in cost of good sold are related to the mix of product revenues to consumers versus distributors.

Research and development expenses were $7,000 and $3,000 for the three months ended September 30, 2007 and 2008, respectively. Research and development expenses were $95,000 and $93,000 for the nine months ended September 30, 2007 and 2008, respectively. Patent related maintenance fees and legal fees have remained consistent in support of our portfolio of intellectual property.

Selling, general and administrative expenses were $163,000 and $125,000 for the three months ended September 30, 2007 and 2008, respectively. The decrease is primarily a result of a decrease of $22,000 in advertising costs incurred by our consolidated joint venture, Colloral LLC. Selling, general and administrative expenses were $532,000 and $511,000 for the nine months ended September 30, 2007 and 2008, respectively. The decrease is a result of the aforementioned decrease of $22,000 in advertising costs incurred by our consolidated joint venture, Colloral LLC, a decline in our Directors and Officers insurance costs of $15,000 and our reduction of legal costs of $15,000. These decreases are partially offset by an increase in the stock compensation costs from $58,000 during the nine months ended September 30, 2007 to $94,000 during the nine months ended September 30, 2008.

Interest income was $112,000 and $51,000 for the three months ended September 30, 2007 and 2008, respectively. Interest income was $335,000 and $195,000 for the nine months ended September 30, 2007 and 2008, respectively. The decrease is due to a decline in money market and bond yields and a lower average balance of cash and marketable securities available for investment.

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

No capital contributions were made during the nine months ended September 30, 2008. We may make additional capital contributions to Colloral LLC. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, in the future we may again incur substantial losses.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the nine months ended September 30, 2008, we utilized $95,000 of cash to fund operations. The most significant use of cash for the nine months ended September 30, 2008 was legal and accounting expenses totaling $231,000. We expect to continue to use our current cash and marketable investments on hand to fund our operations and development efforts. Based upon our budget for calendar year 2008 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least the next five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, from collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development or marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are generally invested in U.S. Treasury obligations and money market instruments. As of September 30, 2008, our cash and cash equivalents and marketable securities totaled $8,591,000. Current liabilities at September 30, 2008 were $129,000.

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

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements.“ The EITF established the definition of a collaborative arrangement and determined that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the arrangements terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial- statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2009 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

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

We have invested all of our cash in U.S. Government Agency debt securities and money market instruments. These investments are denominated in U.S. dollars. Our exposure to market interest rate risk relates to our cash, cash equivalents and marketable securities. As of September 30, 2008, our $8,591,000 of cash and cash equivalents consisted of Government agency and treasury money market instruments. Due to the conservative nature of these instruments, we do not believe that a change in market rates would have a material negative impact on the value of our cash and cash equivalents. Declines of interest rates over time will, however, reduce our interest income from our investments. Interest income was $51,000 and $195,000 for the three and nine months ended September 30, 2008, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AUTOIMMUNE INC.

Date: November 13, 2008	/S/ ROBERT C. BISHOP
Robert C. Bishop
Chairman, President and Chief Executive Officer

Date: November 13, 2008	/S/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer