Form 10-K
period 2008-12-31
AUTOIMMUNE INC
filed 2009-03-25
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $19,693,838(1). There were 16,999,623 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 16, 2009.

(1)	Non-affiliates of the registrant include all shareholders other than directors, executive officers and holders of 10% or more of the registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 22, 2009, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2008 are incorporated by reference into Part III hereof.

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

We believe we are a leading company for the development of products based upon the concepts of mucosal tolerance. Most of our products are based upon the principles of mucosal tolerance. When proteins are administered by a mucosal route (e.g., oral, nasal, or by aerosol to the lungs) the body’s natural immune system mechanisms suppress the response that would otherwise arise against a foreign substance. This immune suppression can be directed toward a specific tissue through appropriate selection and dosing of the protein in a mucosally delivered product. The status of each of our principal products is described in the section “Products” below.

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

We believe our technology is applicable to a variety of autoimmune and other cell-mediated diseases and conditions. We have entered into, and plan to continue to seek opportunities for, licensing arrangements, joint ventures and other collaborative arrangements to assist in financing the development and commercialization of our products. This strategy has resulted in our collaboration with Eli Lilly and Company for clinical testing of our product to treat autoimmune-mediated diabetes, our agreement with Teva Pharmaceutical Industries, Ltd. relating to the development of an oral formulation of Copaxone (Teva’s currently available, injectable drug for multiple sclerosis), our license agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) relating to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis, and our joint venture with Deseret Laboratories, Inc. to manufacture, market and sell Colloral, The Collagen Solution and Vital 3 as dietary supplements.

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

Products

Products on the Market.    We have one product on the market as a dietary supplement. It is being sold by Colloral LLC, our joint venture with Deseret, under the brand names, Colloral®, The Collagen Solution and Vital 3. The chart set forth below describes the status of this product.

Product	Status
Colloral®	Market launched by Colloral LLC in February 2003.
The Collagen Solution	Market launched by Colloral LLC in October 2005.
Vital 3	Market launched by Futurebiotics LLC in December 2006.

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

In consideration of our commitment to make capital contributions to support sales and marketing initiatives, the Colloral LLC operating agreement was amended in August 2005 to increase our share of fund distributions and allocations of profits and losses. As a result of the amendments to the operating agreement, we have consolidated Colloral LLC for financial reporting purposes, since the third quarter of 2005.

Colloral LLC began marketing the Colloral brand in February 2003. In 2006, Colloral LLC signed an agreement with Futurebiotics LLC granting it an option to undertake retail distribution of the product. Futurebiotics exercised its option and, in December 2006, began marketing the product under the trade name Vital 3. In 2007, Colloral LLC entered into another agreement with Futurebiotics and two of its affiliates, Bronson Laboratories, LLC and Jenasol LLC, under which it granted those companies rights to market the product under the Vital 3 name through direct response channels. Colloral LLC has also begun marketing the product under the Vital 3 brand through The Shopping Channel of Canada via on air segments and their website.

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

Principal Products in Development.    We have products in development, through our licensees and governmental agencies, for the treatment of multiple sclerosis and Type 1 diabetes. The chart set forth below describes the stage of development of each of the principal products being developed.

Product	Disease/Condition	Development Status

MBP8298 (dirucotide)	Multiple sclerosis	Currently in Phase III trials for secondary progressive multiple sclerosis (conducted by the Company’s licensee, BioMS Medical Corporation).

Oral Copaxone	Multiple sclerosis	Research (conducted by the Company’s licensee, with Teva Pharmaceutical Industries, Ltd.).

AI 401	Type 1 diabetes	Currently in Phase III trials sponsored by the NIH.

Multiple Sclerosis.    In the second quarter of 1997, we ceased independent efforts to develop a product for the treatment of multiple sclerosis and began evaluating opportunities to collaborate with third parties in the development of such a product. In this regard, we entered into an exclusive agreement with Teva Pharmaceutical Industries, Ltd. in February 1999 covering the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available, injectable drug for multiple sclerosis. This oral formulation, called Coral, uses our proprietary technology for oral tolerance. After an unsuccessful efficacy trial, Teva conducted additional immunologic and pharmacologic studies on oral formulations. During the second half of 2004, Teva re-initiated human clinical trials on Coral with a Phase II study in Europe. In March 2006, Teva disclosed in a 20-F filing that it would not continue development of enteric coated oral formulation of Copaxone and was considering future development of non-parenteral formulations of the product. It is unclear whether these new formulations involve intellectual property licensed by us to Teva. If Teva develops a product using intellectual property licensed by us and receives product approval from the FDA, we will receive a $10 million milestone payment and escalating royalties on cumulative sales of such product. There can be no assurance, however, that Teva will develop a product using technology licensed to it by us or that, if it does so, such product will be approved by the FDA and brought to market. As of December 31, 2008, Teva’s website makes no reference to any research program on Coral. Nonetheless, to date, Teva continues to maintain its license to our technology by paying a portion of our patent expenses.

In August 2000, we entered into an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) under which we granted BioMS an exclusive license to our patents pertaining to an injectable therapy for the treatment of multiple sclerosis. During December 2004, BioMS began enrolling patients in a Phase II/III clinical trial (MAESTRO-01) of its MBP8298 treatment for secondary progressive multiple sclerosis. This study, which is being conducted at 47 sites across Canada and Europe, has completed patient enrollment and recently received a ninth positive review by the Data Safety Monitoring Board. BioMS has announced that interim results on the first 200 patients enrolled in MAESTRO-01 will be available during the last half of 2009, when all participants have completed 24 months of treatment. Long-term follow-up data from multiple sclerosis patients enrolled in an earlier Phase II study and who continued to be treated with MBP8298 were published in the August 2006 issue of European Journal of Neurology. The data showed an impressive five-year delay in disease progression in an HLA (human leukocyte antigen)-defined subgroup of multiple sclerosis patients (up to 75% of multiple sclerosis patients) treated with the drug.

In November 2006, BioMS commenced enrollment in a Phase II clinical trial (MINDSET-01) of MBP8298 for treatment of relapsing remitting multiple sclerosis. This 15 month trial enrolled 218 patients at 24 sites in 6 countries. BioMS reported results from MINDSET-01 on January 30, 2009. In its press release, BioMS stated that MBP8298 did not meet the primary endpoint in the MINDSET-01 study of annualized relapse rate or associated secondary MRI endpoints. However, the study did meet certain secondary endpoints related to the progression of the disease, including mean change from baseline in the Expanded Disability Status Scale (EDSS) and the Multiple Sclerosis Functional Composite (MSFC) score.

In January 2007, BioMS announced it had received FDA approval to initiate a second pivotal trial in secondary progressive multiple sclerosis (MAESTRO-3), and in November 2008, BioMS announced that the trial is fully recruited with approximately 510 patients enrolled at 68 sites across the U.S. To date, the DSMB has conducted three reviews of the data from this trial and has recommended it continue.

In December 2007, BioMS signed a licensing and development agreement with Eli Lilly and Company granting Eli Lilly exclusive worldwide rights to MBP8298. If the trials are successful and regulatory approval for commercial sale of the product is received, we will receive an escalating royalty on cumulative sales of all products covered by the BioMS agreement.

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

Type 1 Diabetes.    In December 1994, we entered into a license and collaborative agreement with Eli Lilly under which Eli Lilly initiated support for clinical testing of our orally administered autoimmune-mediated (Type 1) diabetes product, AI 401. This agreement was restructured in the first quarter of 1999 into a non-exclusive license for research purposes only as a result of Eli Lilly’s failure to make a required milestone payment. Eli Lilly completed the trials then underway and remains obligated to provide us with full access to the data therefrom, including the right to use such data for any purpose. Investigators sponsored by Eli Lilly completed three different Phase II clinical trials in an effort to demonstrate human proof of principle for AI 401. The U.S. study was a one-year, double-blind, placebo-controlled trial with more than 200 patients, designed to measure immunological changes, preservation of pancreatic function and time to insulin dependence. Published results of that study showed AI 401 to benefit adult patients who were diagnosed with Type 1 diabetes at age 20 and older. A second Phase II trial, involving approximately 150 patients, was conducted in France. The third trial was conducted in Italy with approximately 80 patients. The results of these latter two trials that focused on younger patients have been published and show no therapeutic effect in younger patient populations. In addition, Eli Lilly provided AI 401 for the Diabetes Prevention Trial (DPT-1) conducted by the National Institutes of Health

(“NIH”). The oral arm of this trial, which began in September 1996, was designed to determine whether AI 401 can delay or prevent the clinical onset of Type 1 diabetes. Final analysis of the DPT-1 data showed that for patients enrolled under the original entry criteria, there was a statistically significant benefit from treatment with AI 401. These results were published in the May 2005 issue of Diabetes Care. In February 2007, the NIH initiated a multicenter Phase III clinical trial on AI 401 to delay or prevent Type 1 diabetes. As of January 1, 2009, 115 of the planned 300+ patients have been enrolled in this trial.

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

Other.    In March 2000, we entered into an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. Under the terms of the agreement, we received $7.0 million in cash paid in three installments the last of which was received in March 2003, and Elan Plc received warrants to purchase 375,000 shares of our Common Stock at $3.13 per share and 375,000 shares of our Common Stock at $0.7275 per share. Elan Plc’s warrant to purchase 375,000 shares of our Common Stock at $3.13 per share expired effective September 16, 2006. The warrant to purchase 375,000 shares of our Common Stock at $0.7275 per share was due to expire on March 17, 2008. On February 27, 2008, we entered into an agreement to repurchase the warrant from Elan Plc for $125,000.

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

The Brigham and Women’s Hospital.    The Brigham and Women’s Hospital has been performing sponsored research for us since 1988. Since June 30, 2004, we have not provided funding to The Brigham and Women’s Hospital, but we continue to evaluate new methods that may facilitate the clinical development of products based upon mucosal tolerance and may at some point want to resume such funding.

Other medical research institutions and firms are conducting research in this area and the question of whether they may require a license from us to commercialize their efforts cannot be determined at this time.

Manufacturing and Raw Materials

Currently, we are not producing any products for clinical or commercial use on our own and have no plans to manufacture products.

Colloral LLC (our consolidated joint venture with Deseret) is producing Colloral, The Collagen Solution and Vital 3 for use by consumers. As part of our capital contribution to Colloral LLC, we contributed all of the equipment and procedures previously used by us to manufacture Colloral. Colloral LLC has contracted with Deseret for the manufacture of Colloral, The Collagen Solution and Vital 3 using this equipment and these procedures in accordance with current FDA Good Manufacturing Practices. All of the raw materials used in the manufacture of Colloral, The Collagen Solution and Vital 3 are, at the present time, widely available in the marketplace.

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

Patents and Proprietary Rights

The establishment of a strong proprietary position is an important element of our strategy. As of December 31, 2008, we had pending three foreign patent applications. We have received or have exclusive rights to 201 U.S. and foreign patents and patent applications, including eight U.S. patents covering the use of oral Type I, II, or III collagen (or fragments of collagen) to treat rheumatoid arthritis in humans; five U.S. patents covering the treatment of cell-mediated autoimmune disease by nasal or by inhalation administration of autoantigens, and in particular covering treatment of multiple sclerosis or rheumatoid arthritis using nasal or by inhalation administration of compositions containing myelin basic protein or collagen, respectively, or active fragments thereof; two U.S. patents covering suppression of allograft rejection by oral administration of a major histocompatibility complex Class II antigen or an active fragment thereof; five U.S. patents covering the treatment, or prevention of the onset of, Type 1 diabetes by oral or nasal administration of a composition containing insulin or a fragment of insulin; three U.S. patents covering treatment of multiple sclerosis by oral administration of MBP or bovine myelin; one U.S. patent covering the treatment of uveoretinitis using oral S-antigen; one U.S. patent covering the combination of oral tolerance and methotrexate in the treatment of multiple sclerosis; four U.S. patents directed to peptide fragments of myelin basic protein and the use of such fragments in suppressing proliferation of T cells activated in multiple sclerosis patents; one U.S. patent covering a method for preparing Type II collagen; and one U.S. patent covering suppression of vascular disorders by mucosal administration of heat shock protein. The U.S. Patent and Trademark Office has also issued a patent covering bystander suppression of Type 1 diabetes by oral administration of glucagon.

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

Employees

As of March 20, 2009, we had no full-time employees. The President and the Director of Finance are currently working for us as employees on a part-time basis pursuant to agreements that we have entered into with them.

Item 1A.	Risk Factors

Forward-Looking and Cautionary Statements.

Statements in this Annual Report that are not strictly historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and

Section 21E of the Securities Exchange Act of 1934. These statements include statements about our future operating results, strategic relationships and product development. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ significantly from results discussed in the forward-looking statements. These factors include, but are not limited to, our extremely limited operations, the uncertainties of clinical trial results and product development, our dependence on third parties for licensing and other revenue, our dependence on determinations of regulatory authorities, and the risks of technological change and competition. Set forth below is a discussion of certain factors that could cause our actual results to differ materially from the results projected in such forward looking statements.

We have limited staff, infrastructure and operations.

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

The pharmaceutical products being developed by our licensees are in or will undergo clinical trials and regulatory review, and there can be no assurance that the results from these trials will be favorable or that the products will be successfully marketed by our licensees.

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

We have accumulated significant net losses, and there can be no assurance that we will be able achieve profitable operations in the future.

From our inception in 1988 through December 31, 2008, we have accumulated net losses of $110,102,000. We may continue to incur additional losses as we pursue opportunities to license and otherwise exploit our technology. Our ability to achieve profitable operations depends in part on successful completion of the development by us and others of products utilizing our technology, the ability to obtain any required regulatory approvals and the ability to manufacture and market these products and increase sales of our dietary supplement by Colloral LLC. There can be no assurance that we will achieve profitable operations at any time.

Most of our revenues to date have been earned in connection with collaborative and licensing agreements and the granting of short term rights. See “Dependence on Collaborative Agreements” below. Payments to us under these arrangements generally depend upon royalties based upon sales of products, the achievement of certain milestones or the satisfaction of other conditions. For example, we granted certain patent rights to Teva in return for future payments based upon the achievement of certain milestones and royalties based on sales, if any, and we entered into our agreement with BioMS which provides for the payment of royalties based on sales of a product, if any. To date, there have been no sales under either of these arrangements, and on March 20, 2006,

Teva disclosed in its 20-F filing that it will not continue development of the enteric coated oral version of its product Copaxone, it had been developing using our intellectual property. While the filing states Teva is considering future development of non-parenteral formulations of oral Copaxone, it is unclear whether any such future development would involve intellectual property licensed by us to Teva. Because revenues under these agreements are contingent upon the achievement of certain conditions, there can be no assurance that we will derive any additional revenues from these agreements.

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,032,000 to Colloral LLC from 2003 through 2007. We satisfied our funding commitment in 2006 and have made no capital contributions during the year ended December 31, 2008. We may make additional contributions to Colloral LLC in the future. There can be no assurance that the sales and marketing initiatives for Colloral LLC that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses.

We may be unable to market Colloral as a dietary supplement and may be subject to significant additional regulatory requirements if the FDA determines that Colloral is a drug under the Federal Food, Drug, and Cosmetic Act.

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

We may not be able to raise additional capital or access required financing to fund our long-term operations.

Since inception, we have raised net proceeds of approximately $116 million from the sale of equity securities in private placements and public stock offerings. We do not believe we currently have the ability to raise significant additional funds. Based upon our budget for calendar year 2009, we believe that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet our operating expenses and capital requirements for at least five years. Thereafter, or if our operations change substantially, we will need to raise substantial additional capital to fund our operations, including clinical trials and commercialization efforts. There can be no assurance that such capital will be available on acceptable terms, if at all.

We are wholly dependent on collaborative agreements to develop and market our products and there can be no assurance that these agreements will be successful or that we will be able to enter into future agreements.

Currently, we are wholly dependent upon collaborative agreements or arrangements with others. We have granted Teva exclusive worldwide rights to certain of our patents covering the multiple sclerosis and myasthenia gravis applications of our technology. These rights were granted in return for payments based upon the achievement of certain milestones and royalties based on sales, if any. On March 20, 2006, Teva disclosed in its 20-F filing that it will not continue development of the enteric coated oral version of its product Copaxone, it had been developing using our intellectual property, but is considering future development of non-parenteral formulations of oral Copaxone. It is unclear whether any such future development would involve intellectual property licensed by us to Teva. We also have granted BioMS exclusive worldwide rights to certain patents covering a product to treat multiple sclerosis. The agreement with BioMS provides for monthly diligence payments and royalties based on sales, if any. Obligations to make diligence payments will cease if BioMS terminates the agreement. BioMS sub-licensed these patents to Eli Lilly, but there is no assurance Eli Lilly will be successful in its efforts to commercialize this technology. We entered into a joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral as a dietary supplement. There can be no assurance that we will be able to negotiate other acceptable arrangements in the future or that any of our current or future collaborative agreements or arrangements will be successful.

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

Our patents and proprietary rights may not provide sufficient protection, and patents of other companies could prevent us from developing and marketing our products.

Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate or enable others to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. We have received or have exclusive rights to 201 U.S. and foreign patents and patent applications. We are actively pursuing three foreign patent applications, and are an assignee or licensee of the rights to other patent applications. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, the emerging policy of the U.S. Patent and Trademark Office and the U.S. federal courts appears to favor narrowing claims in biotechnology patents. Thus, there can be no assurance that any patents issued to us will provide us with any competitive advantages or will not be challenged by any third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents, that our licensees will not terminate their licenses or that they will be successful in producing and marketing products that trigger the payment of royalties to us, or that any of our patent applications will result in the issuance of patents. Furthermore, there can be no assurance that others will not develop independently similar products, duplicate any of our products, or those of our licensees, or, if patents are issued to us, design around the patented products developed by us.

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

Many of our competitors have significantly greater experience and financial and technological resources than do we.

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

It may take many years and substantial expenditures of resources to obtain approval from the FDA and foreign regulatory agencies to market pharmaceutical products utilizing our technology.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

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

Item 3.	Legal Proceedings.

We are not a party to any litigation or legal proceedings, or proceedings contemplated by a government authority of which we are aware.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AutoImmune’s shareholders during the fourth quarter of fiscal year 2008.

Item 4A.	Executive Officers of the Registrant

Robert C. Bishop, Ph.D., age 66, is AutoImmune’s President, Chief Executive Officer and Chairman of the Board. Dr. Bishop was elected President and Chief Executive Officer and to the Board of Directors in May 1992. In May 1999, Dr. Bishop was elected Chairman of the Board. Effective December 31, 1999, Dr. Bishop ceased being a full-time employee of AutoImmune and began working in the same capacity on a part-time basis. For more than five years prior to joining AutoImmune, Dr. Bishop held senior management positions at Allergan, Inc., an eye and skin care company, including President of Allergan Medical Optics from 1986 to 1988, Senior Vice President of Corporate Development of Allergan, Inc. from 1988 to 1989, President of Allergan Pharmaceuticals, Inc. from 1989 to 1991 and President of Allergan Therapeutics Group from February 1991 to May 1992. From 1976 through 1986, Dr. Bishop served as an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree in psychology and a Ph.D. in biochemistry from the University of Southern California and his M.B.A. from the University of Miami. Dr. Bishop is a director of Millipore Corporation, a purification technologies/systems company serving the biopharmaceutical and analytical laboratories markets, Chairman and a director of Caliper Life Sciences Corporation, a microfluidics company developing lab-on-a-chip instrument systems. Dr. Bishop is also a Manager/Trustee of MFS/Compass Funds Complex (a series of portfolios advised by MFS Investment Management) and serves on the Advisory Board for Waterstreet Capital, a leveraged buyout firm focused on opportunities in health care.

Diane M. McClintock, CPA, age 41, joined the Company in June 2005 and was appointed the Company’s Treasurer and Director of Finance on August 18, 2005. From 1998 through 2005, Ms. McClintock was a Director in the Transaction Services practice at PricewaterhouseCoopers LLP where she provided financial advice and assistance to clients regarding potential transactions. From 1995 through 1998, Ms. McClintock was employed by Ernst & Young LLP where she was an Audit Manager. Ms. McClintock received her B.S. degree in Business Administration with a Concentration in Accounting from the University of New Hampshire.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities.

Since May 26, 2004, our common stock has been listed on the OTC Bulletin Board and, for a period in 2008, the Pink Sheets under the symbol AIMM. The following table shows the quarterly high and low sales price on the OTC Bulletin Board and the Pink Sheets for a share of our common stock (based on intra-day trading) for the fiscal years ended December 31, 2007 and 2008. The high and low bid information was obtained from NASDAQ.com. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Price range of common stock
	High	Low
Fiscal year ending December 31, 2007
First quarter	$1.26	$1.14
Second quarter	$1.55	$1.22
Third quarter	$1.50	$1.31
Fourth quarter	$1.75	$1.34
Fiscal year ending December 31, 2008
First quarter	$1.97	$1.58
Second quarter	$2.28	$1.70
Third quarter	$2.10	$1.31
Fourth quarter	$1.42	$0.80

As of March 23, 2009, there were 171 record holders and approximately 2,450 total shareholders of our common stock.

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

From our inception through December 31, 2008, we have incurred ongoing losses from operations and have cumulative losses as of December 31, 2008 totaling $110,102,000. To date, our only revenue from the sale of products has been earned through our joint venture, Colloral LLC. The majority of revenues recorded from inception through December 31, 2008 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, Colloral LLC is now considered a variable interest entity, of which we are the primary beneficiary. We have consolidated Colloral LLC in accordance with FIN 46R, effective since the third quarter of 2005.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,032,000 to Colloral LLC from 2003 through 2007. We satisfied our funding commitment in 2006 and have made no capital contributions during the year ended December 31, 2008. We may make additional contributions to Colloral LLC in the future. There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2007 and 2008 and Colloral LLC’s operating results for the years then ended have been consolidated into our financial statements:

	For the year ended December 31,
	2007	2008
Statement of Operations Data:
Revenue	$114,000	$136,000
Cost of goods sold	21,000	45,000
Selling, general and administrative expense	109,000	57,000
Net income (loss)	$(16,000)	$34,000

	December 31, 2007	December 31, 2008
Balance Sheet Data:
Current assets	$171,000	$219,000
Long term assets	—	—
Current liabilities	5,000	6,000
Long term liabilities	—	—

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

Years Ended December 31, 2007 and 2008

Revenue was $294,000 and $316,000 for the years ended December 31, 2007 and 2008, respectively. The revenue in 2007 and 2008 was comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis and product revenues generated through our joint venture, Colloral LLC, whose results are consolidated with ours. From 2006 through January 2009, Colloral LLC executed a series of agreements with Futurebiotics, LLC and related companies whereby Futurebiotics began marketing Colloral’s dietary supplement under the brand name, Vital 3, through several different channels, including the GNC chain of retail stores and both print and e-catalogs. Domestic retail store sales ceased in September 2007 and Futurebiotics is currently selling product through print and e-catalogs through its affiliate, Bronson Laboratories, while it works on both international and domestic selling opportunities. Option payments related to the execution of the Futurebiotics agreement are reflected as option fee revenue and are being amortized over the life of the agreement. Product shipped under these agreements generated revenue of $29,000 and $59,000 during the years ended December 31, 2007 and 2008, respectively. Colloral LLC also contracted with The Shopping Channel of Canada to market Vital 3 through televised segments and through their website. Product shipped under this agreement generated revenue of $18,000 and $31,000 during the years ended December 31, 2007 and 2008, respectively. The remaining product revenue is generated through direct sales of Colloral and the Collagen Solution to Colloral LLC’s customers through its website

Cost of goods sold was $21,000 and $45,000 for the years ended December 31, 2007 and 2008, respectively. The increase is a result of the increase in product shipped in 2008 and the write-off of expired of inventory.

Research and development expenses were $144,000 and $174,000 for the years ended December 31, 2007 and 2008, respectively. The increase is due to the timing of patent related legal costs and an increase in patent annuities.

Selling, general and administrative expenses were $713,000 and $647,000 for the years ended December 31, 2007 and 2008, respectively. The decrease is a result of Colloral LLC’s selling, general and administrative costs of $109,000 for the year ended December 31, 2007 compared to $57,000 for the year ended December 31, 2008, which have been consolidated into our operating results. The lower costs at Colloral LLC are a result of the termination of the Business Development Resources, Inc. relationship and Colloral LLC’s fulfillment contract with SpeedFC, Inc. which reduced advertising and fulfillment costs by $50,000 in 2008. Also contributing to the decrease were a decline in our Directors and Officers liability insurance premiums of $18,000 and our reduction of legal costs of $23,000. The decrease is offset by an increase in noncash stock compensation from $91,000 for the year ended December 31, 2007 to $121,000 for the year ended December 31, 2008 due to the issuance of options in early 2008.

Interest income was $440,000 and $213,000 for the years ended December 31, 2007 and 2008, respectively. The decrease is primarily due to significant declines in market interest rates and returns on investment for U.S. Treasury obligations and other short term instruments.

Minority interest in joint venture was $1,000 and $(8,000) for the years ended December 31, 2007 and 2008, respectively. The minority interest in joint venture reflects Deseret’s share of Colloral LLC’s profits or losses calculated in accordance with the amended terms of the Colloral LLC operating agreement.

Other income was $25,000 for the year ended December 31, 2007. In February 2004, Enzo Biochem, Inc. acquired the assets of OraGen. In March 2007, we received the final distribution in respect of our ownership interest in OraGen in the amount of $25,000, which we have recorded as other income.

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

We hold an interest in Colloral LLC, which is manufacturing, marketing and selling Colloral, The Collagen Solution and Vital 3 as dietary supplements, and manufacturing Vital 3 for sale by Futurebiotics LLC and related companies. While we are not contractually committed to make additional capital contributions to Colloral LLC, we may elect to do so. Despite any additional investment, there can be no assurance that these efforts will be successful. Accordingly, in the future we may again incur substantial losses.

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During 2008, we utilized $214,000 of cash from operations. The most significant uses of cash for the year ended December 31, 2008 were legal and accounting expenses totaling $341,000 and the repurchase of warrants from Elan Plc for $125,000. The most significant sources of cash for the year ended December 31, 2008 were interest income of $213,000 and our license revenues $180,000. We expect to continue to use our current cash and cash equivalents on hand to fund our future operations and development efforts. Based upon our budget for the calendar year 2009 and current expectations for future years, we believe that current cash and marketable securities and the interest earned from the investment thereof will be sufficient to meet our operating expenses and capital requirements for at least five years. At the appropriate time, we may seek additional funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development, marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are generally invested in U.S. Treasury obligations and money market instruments. Our investment policy is designed to reduce credit and market risk. As of December 31, 2008, our cash and cash equivalents and marketable securities totaled $8,475,000. Current liabilities at December 31, 2008 were $147,000.

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

Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, payments based upon achievement of certain milestones, or royalties on net product sales. We evaluate revenue from agreements entered that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables.” To account for multiple deliverables separately, EITF 00-21 requires that the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery or performance of the undelivered item is probable and within our control. If the components of the arrangement qualify as separate units of accounting under EITF 00-21, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the contract which is not payable until the undelivered elements are delivered.

Asset Impairments

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In evaluating whether a decline in fair value below cost basis is other than temporary, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than the cost basis; the financial health of and business outlook for the registrant of the securities, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends; and our intent and ability to hold the investment to recovery. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established.

Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” and, in December 2003, the FASB issued FIN 46R. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. FIN 46R establishes standards for determining under what circumstances variable interest entities should be consolidated with their primary beneficiary. We adopted FIN 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003, which included our interest in Colloral LLC. The adoption of FIN 46R did not have an initial material effect on our financial condition or results of operations. Our interest in Colloral LLC did not qualify as a variable interest entity and therefore, we continued to account for our investment in Colloral LLC under the equity method of accounting until August 2005.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R, among other aspects, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective for us in 2009. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us in 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

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

In December 2008, the FASB issued Staff Position (“FSP”) FAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The purpose of this FSP is to improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and FIN 46(R) are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. We adopted the FSP and FIN 46(R)-8 on December 31, 2008.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

We have invested all of our cash in U.S. Government Agency debt securities and money market instruments. These investments are denominated in U.S. dollars. Our exposure to market interest rate risk relates to our cash, cash equivalents and marketable securities. As of December 31, 2008, our $8,475,000 of cash and cash equivalents consisted of Government agency and treasury money market instruments. Due to the conservative nature of these instruments, we do not believe that a change in market rates would have a material negative impact on the value of our cash and cash equivalents. Declines of interest rates over time will, however, reduce our interest income from our investments. Interest income was $213,000 for the year month ended December 31, 2008. A 1% change in interest rates could effect our annual interest income by approximately $85,000.

Item 8.	Financial Statements.

Information with respect to our financial statements and financial statement schedules filed with this report is set forth in a separate section of this Report commencing on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).    Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, consisting of our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Director of Finance and Treasurer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter and our year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information called for by this Item is incorporated by reference to our proxy statement, which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our proxy statement, which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our proxy statement, which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our proxy statement, which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our proxy statement, which we intend to file with the Security and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

Item 15.	Exhibits.

(a)(1) Financial Statements

Our consolidated financial statements and notes to our consolidated financial statements filed with this report are set forth as follows:

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2007 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to December 31, 2008	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the period from September 9, 1988 (date of inception) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to December 31, 2008	F-6

Notes to the Consolidated Financial Statements	F-7

(a)(3) Exhibits

Exhibit Number	Exhibit Description

3.1	—Restated Certificate of Incorporation(1)

3.2	—By-Laws(2)

4.1	—Specimen Common Stock Certificate(2)

10.1	—Stock Option Plan for Nonemployee Directors(3)*

10.2	—1998 Stock Option Plan(4)*

10.3	—2008 Stock Option Plan(5)*

10.4	—Form of Stock Option Award under 2008 Stock Option Plan*

10.5	—Development and License Agreement dated as of December 4, 1998 between AutoImmune Inc. and Teva Pharmaceutical Industries Ltd.(6)+

10.6	—Consulting Agreement dated January 3, 2000 between AutoImmune Inc. and Robert C. Bishop, Ph.D.(7)*

10.7	—Consulting Agreement dated September 20, 1999 between AutoImmune Inc. and Fletcher Spaght, Inc.(7)

10.8	—Letter Agreement dated January 31, 2000 between AutoImmune Inc. and Fletcher Spaght, Inc.(8)+

10.9	—Agreement for Assignment of Patent Rights, dated effective as of January 29, 2000 among The Brigham and Women’s Hospital, Inc., AutoImmune Inc. and Neuralab Limited(8)+

10.10	—Agreement dated August 1, 2000 between AutoImmune Inc. and Rycor Technology Instruments Corp. (now known as BioMS Medical Corporation)(9)+

10.11	—Limited Liability Company Operating Agreement of Colloral LLC, dated August 19, 2002(10)+

10.12	—License Agreement, dated August 19, 2002 between AutoImmune Inc. and Colloral LLC(10)

10.13	—Trademark License Agreement, dated August 19, 2002, between AutoImmune Inc. and Colloral LLC(10)

10.14	—Summary of Nonemployee Director Fees(11)*

10.15	—Letter Agreement, dated August 18, 2005, between AutoImmune Inc. and Diane M. McClintock(12)*

10.16	—First Amendment to Limited Liability Company Operating Agreement of Colloral LLC, dated August 29, 2005, by and between AutoImmune Inc. and Deseret Laboratories, Inc.(13)

10.17	—Supply and License Agreement dated effective as of January 10, 2007 between Colloral LLC and Futurebiotics, LLC(14)+

10.18	—Supply and License Agreement (International Territories) dated effective as of January 10, 2007 between Colloral LLC and Futurebiotics, LLC(14)+

10.19	—Supply and License Agreement dated effective August 20, 2007 between AutoImmune and Bronson Laboratories LLC, Futurebiotics LLC and Jenasol LLC(15)+

10.20	—Clarification and Amendment of BioMS License Agreement as of December 16, 2007 between AutoImmune and BioMS Technology Corp.(11)

10.21	—Second Amendment to the Supply and License Agreement dated effective January 15, 2009 between Colloral LLC and Futurebiotics LLC+

23.1	—Consent of Independent Registered Public Accounting Firm

Exhibit Number	Exhibit Description

31.1	—Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	—Certification of Director of Finance pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	—Certification of the Chief Executive Officer and Director of Finance pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-20948).
(2)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-1 (File No. 33-55430).
(3)	Incorporated by reference to Appendix A to AutoImmune’s definitive Proxy Statement dated April 6, 1994 for the Annual Meeting of Shareholders held on May 18, 1994 filed pursuant to Section 14 of the Securities Exchange Act of 1934.
(4)	Incorporated by reference to AutoImmune’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 3, 1998 (Registration No. 333-68309).
(5)	Incorporated by reference to Appendix A to AutoImmune’s definitive Proxy Statement dated April 10, 2008 for the Annual Meeting of Shareholders held on May 15, 2008 filed pursuant to the Securities Exchange Act of 1934.
(6)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1998.
(7)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(9)	Incorporated by reference into AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended.
(10)	Incorporated by reference to AutoImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(11)	Incorporated by reference to AutoImmune’s Annual Report on Form 10-K for the year ended December 31, 2007.
(12)	Incorporated by reference to AutoImmune’s Current Report in Form 8-K filed with the Securities and Exchange Commission on August 24, 2005.
(13)	Incorporated by reference to AutoImmune’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005.
(14)	Incorporated by Reference to AutoImmune’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
(15)	Incorporated by Reference to AutoImmune’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
+	We have been granted confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and have separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
++	We have requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Act of 1934, as amended, and have separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2009.

AUTOIMMUNE INC.

BY:	/s/ ROBERT C. BISHOP
Robert C. Bishop,
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT C. BISHOP Robert C. Bishop Principal Executive Officer	Director, Chairman, President and Chief Executive Officer	March 25, 2009

/s/ DIANE M. MCCLINTOCK Diane M. McClintock Principal Financial and Accounting Officer	Director of Finance and Treasurer	March 25, 2009

/s/ HUGH A. D’ANDRADE Hugh A. D’Andrade	Director	March 25, 2009

/s/ ALLAN R. FERGUSON Allan R. Ferguson	Director	March 25, 2009

/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 25, 2009

AutoImmune Inc.

(a development stage company)

Index to Consolidated Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2007 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to December 31, 2008	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the period from September 9, 1988 (date of inception) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2008 and for the period from September 9, 1988 (date of inception) to December 31, 2008	F-6

Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AutoImmune Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of AutoImmune Inc. and its subsidiary (a development stage company) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the years then ended and, cumulatively, for the period from September 9, 1988 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 25, 2009

AutoImmune Inc.

(a development stage company)

Consolidated Balance Sheets

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$7,994,000	$8,475,000
Marketable securities	810,000	—
Accounts receivable	12,000	37,000
Prepaid expenses, inventories and other current assets	155,000	158,000

Total current assets	8,971,000	8,670,000
Other assets	—	—

Total assets	$8,971,000	$8,670,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,000	$18,000
Accrued professional fees	99,000	110,000
Deferred revenue	20,000	19,000

Total current liabilities	128,000	147,000

Commitments and contingencies (Notes 5 and 11)
Minority interest in joint venture	11,000	33,000
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2008	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 16,979,623 shares issued and outstanding at December 31, 2007 and 16,999,623 shares issued and outstanding at December 31, 2008	170,000	170,000
Additional paid-in capital	118,420,000	118,426,000
Deficit accumulated during the development stage	(109,761,000)	(110,106,000)
Accumulated other comprehensive income	3,000	—

Total stockholders’ equity	8,832,000	8,490,000

Total liabilities and stockholders’ equity	$8,971,000	$8,670,000

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Operations

	For the year ended December 31,		Period from September 9, 1988 (date of inception) to December 31, 2008
	2007	2008
Revenue:
License rights	$180,000	$180,000	$7,703,000
Option fees	10,000	4,000	2,214,000
Research and development revenue under collaborative agreements	—	—	955,000
Product revenue	104,000	132,000	476,000

Total revenue	294,000	316,000	11,348,000

Costs and expenses:
Cost of product revenue	21,000	45,000	116,000
Research and development:
Related party	12,000	12,000	20,007,000
All other	132,000	162,000	92,951,000
Selling, general and administrative	713,000	647,000	22,101,000

Total costs and expenses	878,000	866,000	135,175,000

Income (loss) from operations	(584,000)	(550,000)	(123,827,000)

Interest income	440,000	213,000	14,324,000
Interest expense	—	—	(303,000)
Minority interest in joint venture	1,000	(8,000)	4,000
Equity in net loss of unconsolidated affiliate	—	—	(250,000)
Other income (expense)	25,000	—	(50,000)

	466,000	205,000	13,725,000

Net income (loss)	$(118,000)	$(345,000)	$(110,102,000)

Net income (loss) per share—basic	$(0.01)	$(0.02)

Net income (loss) per share—diluted	$(0.01)	$(0.02)

Weighted average shares outstanding—basic	16,970,558	16,999,022

Weighted average shares outstanding—diluted	16,970,558	16,999,022

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Changes In Stockholders’ Equity

For the period from September 9, 1988 (date of

inception) to December 31, 2008

	Common Stock		Additional paid-in capital	Comprehensive income (loss)	Deficit accumulated during the development stage	Accumulated other comprehensive income	Total stockholders’ equity
	Number of shares	Par value
Issuance of common stock during 1988	168,750	$2,000	$—		$(1,000)	$—	$1,000
Conversion of junior convertible preferred stock to common stock during 1991	506,250	5,000			(3,000)		2,000
Issuance of common stock during 1992	91,116	1,000	100,000				101,000
Conversion of mandatorily redeemable convertible preferred stock to common stock during 1993	6,353,568	63,000	12,496,000				12,559,000
Issuance of common stock, net of issuance costs during 1993	3,022,000	30,000	35,669,000				35,699,000
Issuance of common stock during 1994	67,500	1,000	2,000				3,000
Issuance of common stock, net of issuance costs during 1995	6,072,883	61,000	68,530,000				68,591,000
Issuance of common stock during 1996	75,978	1,000	441,000				442,000
Issuance of common stock during 1997	34,851	—	92,000				92,000
Issuance of common stock during 1998	156,099	2,000	221,000				223,000
Issuance of common stock during 1999	108,877	1,000	163,000				164,000
Issuance of common stock during 2000	101,751	1,000	193,000				194,000
Issuance of common stock during 2001	160,000	1,000	3,000				4,000
Valuation of warrants issued during 2001			192,000				192,000
Valuation of warrants issued during 2003			155,000				155,000
Stock-based compensation expense for the period from September 9, 1988 (date of inception) through December 31, 2006			40,000				40,000
Net loss for the period from September 9, 1988 (date of inception) through December 31, 2006				$(109,643,000)	(109,639,000)		(109,639,000)

Comprehensive loss				(109,643,000)

Balance at December 31, 2006	16,919,623	169,000	118,297,000		(109,643,000)	$—	8,823,000
Comprehensive loss:
Issuance of common stock during 2007	60,000	1,000	32,000				33,000
Net loss				(118,000)	(118,000)		(118,000)
Other comprehensive income (loss):
Net change in unrealized gain on marketable securities				3,000		3,000	3,000

Comprehensive loss				(115,000)

Stock-based compensation expense			91,000				91,000

Balance at December 31, 2007	16,979,623	170,000	118,420,000		(109,761,000)	$3,000	8,832,000
Comprehensive loss:
Issuance of common stock during 2008	20,000	—	10,000				10,000
Repurchase of outstanding warrants in 2008			(125,000)				(125,000)
Net loss				(345,000)	(345,000)		(345,000)
Other comprehensive income (loss):
Net change in unrealized gain on marketable securities				(3,000)		(3,000)	(3,000)

Comprehensive loss				$(348,000)

Stock-based compensation expense			121,000				121,000

Balance at December 31, 2008	16,999,623	$170,000	$118,426,000		$(110,106,000)	$—	$8,490,000

The accompanying notes are an integral part of these consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Consolidated Statements of Cash Flows

Cash flows from operating activities:	For the year ended December 31,		Period from September 9, 1988 (date of inception) to December 31, 2008
	2007	2008
Net loss	$(118,000)	$(345,000)	$(110,102,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Noncash stock compensation	91,000	121,000	252,000
Noncash contributions to joint venture from minority interest	12,000	14,000	37,000
Minority interest in joint venture	(1,000)	8,000	(4,000)
Depreciation and amortization	—	—	4,464,000
Noncash interest income	—	(3,000)	(3,000)
Loss on sale/disposal of fixed assets	—	—	642,000
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	250,000
(Increase) decrease in accounts receivable	48,000	(25,000)	(37,000)
(Increase) decrease in prepaid expenses and other current assets	(12,000)	(3,000)	(158,000)
Increase (decrease) in accounts payable	(1,000)	9,000	18,000
Increase (decrease) in accrued expenses	11,000	11,000	90,000
Increase (decrease) in deferred revenue	(10,000)	(1,000)	19,000

Net cash (used by) provided by operating activities	20,000	(214,000)	(103,471,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(3,682,000)	—	(322,315,000)
Proceeds from sale/maturity of available-for-sale marketable securities	2,860,000	810,000	311,307,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	—	—	(230,000)
Purchases of fixed assets	—	—	(5,288,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	(822,000)	810,000	(5,997,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	33,000	10,000	105,557,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000
Payments for repurchase of outstanding warrants	—	(125,000)	(125,000)

Net cash provided by financing activities	33,000	(115,000)	117,943,000

Net increase (decrease) in cash and cash equivalents	(769,000)	481,000	8,475000
Cash and cash equivalents at beginning of period	8,763,000	7,994,000	—

Cash and cash equivalents at end of period	$7,994,000	$8,475,000	$8,475,000

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

Since January 2000, we have operated with minimal staff and infrastructure. We have no full-time employees and our activities are primarily directed toward managing our investment in Colloral LLC, our joint venture with Deseret, supporting our current licensees and finding additional companies that will license our technology to develop, manufacture and sell products based upon our technology. We anticipate continuing our minimal investments in infrastructure and personnel until positive cash flow from the distributions from our joint venture Colloral LLC and/or royalties from our licensing agreements, if any, create a solid base from which to re-expand our operations.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the accounts of AutoImmune, Inc and our joint venture with Deseret, Colloral LLC. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised by FIN 46R we began to consolidate Colloral LLC in the third quarter of 2005 when it qualified as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. We discuss our investment in Colloral LLC in more detail in Note 5.

Cash Equivalents and Marketable Securities

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We invest primarily in money market securities and U.S. Government debt securities of short maturity. Our investment policy is designed to reduce credit and market risk. The earnings on our investment portfolios may be adversely affected by changes in interest rates, credit ratings, collateral value, the overall strength of credit markets, and other factors that may result in other than temporary declines in the value of the securities. We specifically identify securities for purposes of determining gains and losses on the sale of cash equivalents and marketable securities. At December 31, 2007, we had classified all of our marketable securities as available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity. We did not hold any available-for-sale marketable securities at December 31, 2008.

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

Fair Value of Financial Instruments

At December 31, 2008, our financial instruments primarily consisted of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses. The carrying amounts of these instruments approximate their fair values.

Stock Purchase Warrants

The value of contingent stock purchase warrants issued by us in connection with clinical research agreements is determined on the date that we estimate that it is probable that such contingencies will be met. The fair value of the warrants on the measurement date is recorded as an offset to revenue.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

License revenue generated in 2007 and 2008 was derived from an agreement with BioMS Medical Corporation (formerly known as Rycor Technology Investments Corp.) (See Note 13)

Product revenues generated in 2007 and 2008 were earned through our consolidated joint venture, Colloral LLC. We recognize revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

Stock Compensation

On January 1, 2006, we adopted SFAS No. 123R “Accounting for Stock-Based Compensation” using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period using the graded vesting method. Stock-based employee compensation expense was $91,000 and $121,000 for the years ended December 31, 2007 and 2008, respectively. We recorded these noncash expenses to general and administrative expense. Previously, we had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007 and 2008:

	December 31,
	2007	2008
Risk free interest rate range	4.62% to 5.05%	2.67% to 3.1%
Expected range of life in years	3 years to 6 years	3 years to 6 years
Expected volatility	75%	75%
Expected dividends	—	—

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

As of December 31, 2008, there remained approximately $247,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.78 years. The aggregate intrinsic value of all stock options outstanding at December 31, 2008 was $306,000. The aggregate intrinsic value of all vested stock options at December 31, 2008 was $301,000. During the year ended December 31, 2007, 60,000 options were exercised with an intrinsic value of $41,000 on the date of exercise. During the year ended December 31, 2008, 20,000 options were exercised with an intrinsic value of $24,000 on the date of exercise

Net Income (Loss) Per Share—Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the years ended December 31, 2007 and 2008, shares used to compute diluted earnings per share excluded 1,596,000 and 1,211,500 stock options and warrants, respectively, as their inclusion would have been anti-dilutive due to the net losses incurred in these years.

Advertising Costs

All advertising costs are expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. Advertising expenses for 2007 and 2008 were $47,000 and $16,000, respectively.

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

Reclassifications

Certain amounts in 2007 have been reclassified in the accompanying financial statements in order to be consistent with the current year’s classifications, including reclassifications between marketable securities and prepaid expenses and between option fee revenue and license rights. The reclassifications have no effect on stockholders’ equity or net loss.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R, among other aspects, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective for us in 2009. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us in 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

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

In December 2008, the FASB issued Staff Position (“FSP”) FAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The purpose of this FSP is to improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and FIN 46(R) are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. We adopted the FSP and FIN 46(R)-8 on December 31, 2008.

Disclosure of Non-Cash Investing and Financing Activities

During the years ended December 31, 2007 and 2008, Deseret contributed services in kind of $12,000 and $14,000 to our consolidated joint venture, Colloral LLC, which were recorded as a capital contribution.

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

Supplemental Disclosure of Cash Flow Information

We have paid interest of $255,000 since inception. In 2007 and 2008, we did not pay any interest. We paid income taxes of $11,000 in 1996, which are the only income taxes we have paid.

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

The following table presents information about our assets that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,206,000	$8,206,000	$—	$—

Total	$8,206,000	$8,206,000	$—	$—

The fair values of cash equivalents are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable and accrued expenses and other approximate fair value due to their short-term maturities.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

4.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at amortized cost, which approximated fair value at December 31, 2007 and December 31, 2008. As of December 31, 2007 we were primarily invested in money market accounts and U.S. Government Agency debt securities. As of December 31, 2008, we were primarily invested in money market accounts classified as cash equivalents.

The following is a summary of available-for-sale marketable securities held by us at December 31, 2007 which are carried at fair market value. We did not hold any available-for-sale marketable securities at December 31, 2008.

	Maturity term	Fair Value	Unrealized gains	Unrealized losses	Amortized cost
December 31, 2007:
U.S. Government Agency debt securities	Within 1 year	$810,000	$3,000	$—	$807,000

		$810,000	$3,000	$—	$807,000

Gross realized gains and losses on sales of marketable securities for the year ended December 31, 2008 were not significant.

Marketable securities that were purchased and sold in periods prior to adoption of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

5.	Other Assets

In January 2003, the FASB issued FIN 46 and, in December 2003, the FASB issued FIN 46R. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. FIN 46R establishes standards for determining under what circumstances variable interest entities should be consolidated with their primary beneficiary. We adopted FIN 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The adoption of FIN 46R did not have an initial material effect on our financial condition or results of operations. We now evaluate all transactions and relationships with potential variable interest entities (VIEs) in accordance with FIN 46R.

Our overall methodology for evaluating transactions and relationships under FIN 46R includes the following:

■	determining whether the entity is a VIE, and, if so,
■	determining whether we are the primary beneficiary of the VIE.

In performing the first step, the significant factors and judgments that we consider include:

■

the design of the entity, including the nature of its risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders,

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

■	the nature of our involvement with the entity,
■	whether control of the entity results through arrangements that do not involve voting equity,
■	whether there is sufficient equity investment at risk to finance the activities of the entity, and
■	whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive expected residual returns.

For each VIE identified, we evaluate whether we are the primary beneficiary of the VIE by considering:

■	whether our variable interest absorbs the majority of the VIE’s expected losses,
■	whether our variable interest receives the majority of the VIE’s expected residual returns, and
■	whether we have the ability to make decisions that significantly affect the VIE’s results and activities.

Based on our evaluation of the above factors and judgments, as of December 31, 2008, we consolidate one VIE, Colloral LLC, of which we are the primary beneficiary.

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. Upon adoption of FIN 46R our interest in Colloral LLC did not qualify as a variable interest entity and therefore we continued to account for our investment in Colloral LLC under the equity method of accounting until August 2005. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, Colloral LLC is considered a variable interest entity, of which we are the primary beneficiary. We are required to consolidate Colloral LLC for financial reporting purposes in accordance with FIN 46R, effective in the third quarter of 2005. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreements, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,032,000 to Colloral LLC from 2003 through 2007. We satisfied our funding commitment in 2006 and have made no capital contributions during the year ended December 31, 2008. We may make additional contributions to Colloral LLC in the future. There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses.

At December 31, 2007 and 2008, the excess of Deseret’s capital contributions over their portion of the accumulated losses is recorded as a minority interest liability in our consolidated balance sheet. To the extent Deseret’s share of accumulated losses exceeds its capital contributions in the future, we would be required to recognize 100% of Colloral LLC’s losses and if future earnings materialized, we would recognize 100% of Colloral LLC’s net income to the extent of the Deseret losses we previously recognized.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2007 and 2008 and Colloral LLC’s operating results for the years then ended have been consolidated into our financial statements:

	For the year ended December 31,
	2007	2008
Statement of Operations Data:
Revenue	$114,000	$136,000
Cost of goods sold	21,000	45,000
Selling, general and administrative expense	109,000	57,000
Net income (loss)	$(16,000)	$34,000

	December 31, 2007	December 31, 2008
Balance Sheet Data:
Current assets	$171,000	$219,000
Long term assets	—	—
Current liabilities	5,000	6,000
Long term liabilities	—	—

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

In connection with the formation of AutoImmune and the issuance of 168,750 shares of common stock and 168,750 shares of junior convertible preferred stock to The Brigham and Women’s Hospital, we entered into related technology transfer and research and development agreements with The Brigham and Women’s Hospital. The technology transfer agreement provides us with all rights and interests in certain The Brigham and Women’s Hospital patented technology in exchange for the issuance of the aforementioned stock and the payment of royalties under certain conditions. The research and development agreement provided for the performance of certain research activities by The Brigham and Women’s Hospital on our behalf. Our agreement with The Brigham and Women’s Hospital expired on June 30, 2006. Since June 30, 2004, there has been no funding provided to The Brigham and Women’s Hospital under this agreement. However, we continue to evaluate new methods that may facilitate the clinical development of products based upon mucosal tolerance.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

A portion of our consolidated joint venture’s (Colloral LLC) manufacturing and operating expenses, including internal operating costs, are incurred by the joint venture partners on behalf of the joint venture and are then charged back to Colloral LLC. The determination of the amount of internal operating costs incurred by each joint venture partner on behalf of Colloral LLC requires judgment. As a result, the financial results of Colloral LLC may not be indicative of the results that would have occurred had the joint venture obtained all of its manufacturing and commercialization from third parties. During the years ended December 31, 2007 and 2008, the joint venture incurred costs of $24,000 and $38,000, respectively for the purchase of inventory from Deseret and costs of $11,000 and $12,000, respectively for labor and overhead incurred by Deseret on behalf of the joint venture. Revenues from a single customer, Futurebiotics, represented 13% and 20% of total revenues for the year ended December 31, 2007 and 2008, respectively.

Mr. Fletcher, a director of AutoImmune, is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting firm. In January 2000, AutoImmune entered into an agreement with Fletcher Spaght under which Fletcher Spaght agreed to assist AutoImmune with the potential launch of Colloral as a dietary supplement. Under the agreement, as amended, Fletcher Spaght is entitled to receive a payment of (i) 2.5% of the amount, if any, that AutoImmune receives for any U.S. rights to Colloral as a nutritional product in a transaction consummated on or before December 31, 2002 less (ii) $50,000 of retainer fees received by Fletcher Spaght under the agreement. In August 2002, AutoImmune entered into its joint-venture with Deseret to manufacture, market and sell Colloral as a nutritional product. As of December 31, 2008, Fletcher Spaght had received no payment under its agreements with AutoImmune, other than $50,000 of retainer fees.

7.	Income Taxes

No significant federal or state taxes were payable in any years as a result of losses incurred and utilization of net operating losses and credits.

The components of deferred income tax benefit (expense) are as follows:

	Year ended December 31,
	2007	2008
Income tax benefit (expense):
Federal	$153,000	$228,000
State	(10,000)	(4,000)

	143,000	224,000
Increase (decrease) in deferred tax asset valuation allowance	(143,000)	(224,000)

	$—	$—

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

The reconciliation between the amounts of reported income tax (expense) benefit and the amount determined by applying the U.S. federal statutory rate of 35% for 2007 and 2008 to pre-tax loss is as follows:

	Year ended December 31,
	2007	2008
(Provision) benefit at statutory rate	$41,000	$121,000
Permanent items	44,000	77,000
Expiration of federal and state research and development, orphan drug and investment tax credits and federal and state net operating loss carryforwards	(234,000)	(439,000)
State tax benefit (provision), net of federal tax liability	6,000	29,000
Other items	—	(12,000)

	(143,000)	(224,000)

(Increase) decrease in valuation allowance	143,000	224,000

	$—	$—

Deferred tax assets are comprised of the following:

	December 31,
	2007	2008
Research costs capitalized for tax purposes	$25,662,000	$25,731,000
Research and development, orphan drug and investment tax credits	10,526,000	10,103,000
Loss carryforwards	13,327,000	13,471,000
Other temporary differences	112,000	97,000

Gross deferred tax assets	49,627,000	49,402,000
Deferred tax asset valuation allowance	(49,627,000)	(49,402,000)

	$—	$—

We have provided a full valuation allowance for net deferred tax assets since the realization of these future benefits is not sufficiently assured as of the end of each related year. If we achieve profitability, these deferred tax assets, portions of which are subject to annual limitations, may be available to offset future income tax liabilities and expenses. Of the $49,402,000 valuation allowance at December 31, 2008, $965,000 relating to deductions for stock option compensation will be credited to additional paid-in capital upon realization.

At December 31, 2008, AutoImmune has federal and state net operating loss carryforwards of $38,221,000 and $1,884,000 respectively, which began to expire in 2003. AutoImmune also has federal and state credit carryforwards of $9,380,000 and $1,113,000 respectively, which began to expire in 2003.

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

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

We have elected to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we have not accrued any interest or penalties related to uncertain tax positions.

We conduct business in the United States. We are subject to examination in the normal course of business by taxing authorities in this jurisdiction. As of December 31, 2008, no examinations related to income taxes have occurred. The tax years 2004-2007 remain open to examination by the taxing jurisdictions to which we are subject.

8.	Preferred Stock

Upon the closing of our initial public offering on January 27, 1993, each share of Series A, Series B and Series C convertible preferred stock automatically converted into three shares of common stock. No dividends had been paid to the preferred stockholders.

At December 31, 2008, we had 5,000,000 authorized shares of $.01 par value preferred stock. Preferred stock may be issued at the discretion of our Board of Directors (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights accorded to the common stock.

9.	Stockholders’ Equity and Common Stock

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

As of December 31, 2008, we have reserved 1,580,000 shares of common stock for use in our stock option plan. Our employee stock purchase plan was terminated in May 2008.

10.	Stock Option and Employee Stock Purchase Plans

1988 Stock Option Plan

Our 1988 Stock Option Plan, as amended effective May 15, 1996, provided for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on our behalf. The Compensation Committee, appointed by the Board of Directors, is responsible for the administration of the 1988 Stock Option Plan. The Compensation Committee determined the term of each option, option price, number of shares for which each option was granted, whether restrictions were imposed on the shares subject to options and the rate at which each option becomes exercisable. The maximum number of shares of common stock of AutoImmune reserved for issuance in accordance with the terms of the 1988 Stock Option Plan was 3,700,000. At December 31, 2007, options to purchase 34,000 shares of common stock were outstanding. At December 31, 2008, all options to purchase shares of common stock under the 1988 Stock Option Plan had expired.

The 1988 Stock Option Plan expired on September 19, 1998.

1998 Stock Option Plan

Our 1998 Stock Option Plan, adopted by our shareholders on May 28, 1998, provided for the granting of incentive stock options and non-qualified stock options to employees, directors and other individuals performing services on our behalf. The Compensation Committee is responsible for the administration of the 1998 Stock Option Plan. The Compensation Committee determined the term of each option, option price, number of shares for which each option was granted, whether restrictions were imposed on the shares subject to options and the rate at which each option becomes exercisable. The maximum number of shares of our common stock reserved for issuance in accordance with the terms of the 1998 Stock Option Plan was 1,300,000. At December 31, 2008, options to purchase 953,000 shares of common stock were outstanding.

The 1998 Stock Option Plan expired on February 3, 2008. No options were issued under the plan in 2008.

2008 Stock Option Plan

Our 2008 Stock Option Plan, adopted by our shareholders on May 15, 2008, provides for the granting of incentive stock options and non-qualified stock options to employees and other individuals performing services on our behalf. The Compensation Committee is responsible for the administration of the 2008 Stock Option Plan. The Compensation Committee determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options and the rate at which each option is exercisable. The exercise price for stock options granted may not be less than 100% of the fair market value per share of the underlying common stock on the date granted (110% for options granted to holders of more than 10% of the voting stock of AutoImmune). The term of options granted under the 2008 Stock Option Plan cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of AutoImmune). The maximum number of shares of our common stock reserved for issuance in accordance with the terms of the 2008 Stock Option Plan is 327,000, of which 281,500 were available for grant at December 31, 2008. At December 31, 2008, options to purchase 45,500 shares of common stock were outstanding.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

Director Stock Option Plan

In 1993, our Board of Directors approved a stock option plan for non-employee directors (the “Director Option Plan”). This plan was approved by our shareholders in 1994 and an amendment to the plan was approved by the shareholders on May 15, 1996. Under the original Director Option Plan, each director who was eligible to participate in the plan on May 19, 1993 received, at fair market value on the date of grant, options to purchase 4,000 shares of common stock. Under the amended Director Option Plan, upon the first election of a non-employee to the Board of Directors, the director receives an option to purchase 25,000 shares of common stock. In each year thereafter, if the individual is still a member of the Board of Directors, the director receives options to purchase an additional 6,500 shares of common stock. In addition, an option to purchase 1,000 shares of common stock was granted to each director who was a member of a standing committee of the Board of Directors on May 19, 1993, and the amended Director Option Plan provides that an option for 1,000 shares will be granted automatically to each member of a standing committee following his first election to each such committee, and options to purchase 1,000 additional shares will automatically be granted every four years thereafter for each standing committee of which the individual remains a member. As of December 31, 2008, options to purchase 377,000 shares of common stock have been granted under the Director Option Plan. Options to purchase 164,000 shares of common stock have been cancelled. At December 31, 2008, options to purchase 213,000 shares of common stock were outstanding. A maximum of 300,000 shares of our common stock is reserved for issuance in accordance with the terms of the amended Director Option Plan.

The following table summarizes information about stock options outstanding at December 31, 2007 and 2008. All stock options as of December 31, 2008 or are expected to vest.

	Year Ended
	December 31, 2007		December 31, 2008
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	1,273,500	$1.17	1,221,000	$1.11
Granted	264,750	$1.38	65,000	$1.80
Exercised	(60,000)	$0.53	(20,000)	$0.53
Cancelled	(257,250)	$1.82	(54,500)	$2.84

Outstanding at end of period	1,221,000	$1.11	1,211,500	$1.06

Options exercisable at end of period	863,188	$1.01	900,688	$0.93
Weighted average grant date fair value of options granted		$0.84		$1.07

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

At December 31, 2008, stock options were outstanding and exercisable as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$0.52	500,000	3.5 years	$0.52	500,000	$0.52
$0.79—$1.80	612,500	7.2 years	$1.25	301,688	$1.08
$2.03—$ 2.50	76,500	0.1 years	$2.30	76,500	$2.30
$3.06—$3.60	22,500	2.4 years	$3.53	22,500	$3.53

	1,211,500	5.12 years		900,688

Weighted average remaining contractual life of exercisable options            4.0 years.

Employee Stock Purchase Plan

On July 20, 1994, our Board of Directors approved the 1994 Employee Stock Purchase Plan (the “Purchase Plan”). This plan enabled eligible employees to purchase our common stock at 85% of the fair market value of the stock. During 2007 and 2008, no shares were purchased under the Purchase Plan. On May 15, 2008, our Board of Directors voted to terminate the Purchase Plan.

11.	Warrant redemption

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

12.	Accumulated Other Comprehensive Loss

The components of comprehensive loss consisted of the following:

	For the year ended December 31,
	2007	2008
Net income (loss)	$(118,000)	$(345,000)
Change in unrealized gain (loss) on investments	3,000	(3,000)

Comprehensive income (loss)	$(115,000)	$(348,000)

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

13.	Commitments and Contingencies

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

In November 1999, we entered an agreement with Teva Pharmaceutical Industries Ltd. The agreement covers the development by Teva of an oral formulation of Copaxone® (glatiramer acetate), Teva’s currently available injectable drug for multiple sclerosis. Under the agreement, we are responsible for filing, prosecuting and maintaining the intellectual property rights licensed to Teva in our name. On March 20, 2006, Teva disclosed in a 20-F filing that it would not continue development of the enteric coated oral formulation of Copaxone and was considering future development of non-parenteral formulations of the product. As of December 31, 2008, Teva’s website disclosed that new and potentially improved formulations of an oral version of Copaxone® are in preclinical development. It is unclear whether these new formulations involve intellectual property licensed by us to Teva. If Teva were to develop a product using intellectual property licensed by us and the product were approved for sale, we would receive a milestone payment and an escalating royalty based on cumulative sales of all products covered by the Teva agreement.

In March 2000, we entered an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. Under the terms of the agreement, we received a $4 million cash payment in March 2000, a $1.5 million cash payment in September 2001 and a $1.5 million cash payment in March 2003. In addition, Elan Plc received a warrant to purchase 375,000 shares of our common stock at $3.13 per share in September 2001 and a warrant to purchase 375,000 shares of our common stock at $0.7275 per share in March 2003. The valuation of the warrants issued in September 2001 and March 2003, as determined by using a Black-Scholes model, of $192,000 and $155,000, respectively, was recorded as an offset to revenue. The warrant to purchase 375,000 shares of our Common Stock at $3.13 per share expired effective September 16, 2006. The warrant to purchase 375,000 shares of our common stock at $0.7275 per share was due to expire on March 17, 2008. On February 27, 2008, we entered into an agreement to repurchase the warrant from Elan Plc for $125,000. Furthermore, under the terms of this agreement, we and The Brigham and Women’s Hospital have indemnified the subsidiary of Elan Plc against any claim, demand or action, arising from any misrepresentation made to the subsidiary of Elan Plc about patent rights and breach of warranties, up to the amount of monies received by us under the agreement.

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

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

Indemnification

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments that could be required under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is de minimus.

Leases

We have limited operations utilizing the personal office spaces of the President and the Director of Finance, and our consolidated joint venture, Colloral LLC, outsources all of its operations. As a result, at December 31, 2008, we had no lease obligations and no future minimum lease commitments.

AutoImmune Inc.

(a development stage company)

Notes to the Consolidated Financial Statements

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Total revenue	$97,000	$63,000	$59,000	$75,000
Total expenses	224,000	244,000	179,000	231,000
Net income (loss)	8,000	(62,000)	(8,000)	(56,000)
Income (loss) per share—basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

2008
Total revenue	$67,000	$101,000	$57,000	$91,000
Total expenses	259,000	245,000	129,000	233,000
Net income (loss)	(107,000)	(86,000)	(23,000)	(129,000)
Income (loss) per share—basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)