Form 10-Q
period 2009-03-31
AUTOIMMUNE INC
filed 2009-05-13
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

Number of shares outstanding of the registrant’s Common Stock as of May 6, 2009:

Common Stock, par value $.01	16,999,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED MARCH 31, 2009

Page Number
PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2008 and March 31, 2009 (unaudited)	3

Consolidated Statement of Operations for the three months ended March 31, 2008 and 2009 and for the period from September 9, 1988 (date of inception) to March 31, 2009 (unaudited)	4

Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and 2009 and for the period from September 9, 1988 (date of inception) to March 31, 2009 (unaudited)	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3—Quantitative and Qualitative Disclosures about Market Risk	14

Item 4—Controls and Procedures	15

PART II—OTHER INFORMATION

Item 6—Exhibits	16

Signatures	17

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,475,000	$8,463,000
Marketable securities	—	—
Accounts receivable	37,000	53,000
Prepaid expenses, inventories and other current assets	158,000	95,000

Total current assets	8,670,000	8,611,000

Total assets	$8,670,000	$8,611,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,000	$116,000
Accrued professional fees	110,000	91,000
Deferred revenue	19,000	21,000

Total current liabilities	147,000	228,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and March 31, 2009	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 16,999,623 shares issued and outstanding at December 31, 2008 and March 31, 2009	170,000	170,000
Additional paid-in capital	118,426,000	118,450,000
Deficit accumulated during the development stage	(110,106,000)	(110,276,000)

Total AutoImmune shareholders’ equity	8,490,000	8,344,000
Noncontrolling interest	33,000	39,000

Total equity	8,523,000	8,383,000

Total liabilities and equity	$8,670,000	$8,611,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Period from September 9, 1988 (date of inception) to March 31, 2009
	March 31, 2008	March 31, 2009
Revenue:
License rights	$45,000	$45,000	$7,748,000
Option fees	1,000	—	2,214,000
Research and development revenue under collaborative agreements	—	—	955,000
Product revenue	21,000	59,000	535,000

Total revenue	67,000	104,000	11,452,000

Costs and expenses:
Cost of product revenue	12,000	20,000	136,000
Research and development:
Related party	3,000	3,000	20,010,000
All other	39,000	68,000	93,020,000
Selling, general and administrative	205,000	188,000	22,288,000

Total costs and expenses	259,000	279,000	135,454,000

Total operating loss	(192,000)	(175,000)	(124,002,000)

Interest income	84,000	9,000	14,333,000
Interest expense	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	—	—	(250,000)
Other income (expense)	—	—	(50,000)

Net loss	$(108,000)	$(166,000)	$(110,272,000)
Less: Net income (loss) attributable to noncontrolling interest	(1,000)	4,000	—

Net loss attributable to AutoImmune Inc	$(107,000)	$(170,000)	$(110,272,000)

Net loss per share-basic	$(0.01)	$(0.01)

Net loss per share-diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic	16,997,205	16,999,623

Weighted average common shares outstanding-diluted	16,997,205	16,999,623

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended		Period from September 9, 1988 (date of inception) to March 31, 2009
	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(108,000)	$(166,000)	$(110,272,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Noncash stock compensation	31,000	24,000	276,000
Noncash contributions to joint venture from noncontrolling interest	2,000	2,000	39,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Noncash interest income	—	—	(3,000)
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	250,000
(Increase) decrease in accounts receivable	(13,000)	(16,000)	(53,000)
(Increase) decrease in prepaid expenses and other current assets	41,000	63,000	(95,000)
Increase (decrease) in accounts payable	25,000	98,000	116,000
Increase (decrease) in accrued expenses	6,000	(19,000)	71,000
Increase (decrease) in deferred revenue	2,000	2,000	21,000

Net cash used by operating activities	(14,000)	(12,000)	(103,483,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	—	—	(322,315,000)
Proceeds from sale/maturity of available-for-sale marketable securities	—	—	311,307,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	—	—	(230,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	—	—	(5,997,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	10,000	—	105,557,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000
Payments for repurchase of outstanding warrants	(125,000)	—	(125,000)

Net cash provided by financing activities	(115,000)	—	117,943,000

Net increase (decrease) in cash and cash equivalents	(129,000)	(12,000)	8,463,000
Cash and cash equivalents, beginning of period	7,994,000	8,475,000	—

Cash and cash equivalents, end of period	$7,865,000	$8,463,000	$8,463,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of March 31, 2009, for the three months ended March 31, 2008 and 2009 and for the period from inception (September 9, 1988) through March 31, 2009 are unaudited; however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for these interim periods. The consolidated balance sheet presented as of December 31, 2008 has been derived from our audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2008 included in our Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year. Certain amounts have been reclassified to conform to the current presentations. Our consolidated financial statements include the accounts of AutoImmune, Inc. and our joint venture with Deseret Laboratories, Inc. (“Deseret”), Colloral LLC. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised by FIN 46R, we began to consolidate Colloral LLC in the third quarter of 2005 when it qualified as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to note 6 for additional information related to our interest in Colloral LLC.

2.	Stock Compensation

We have several stock-based employee compensation plans. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $31,000 and $24,000 for the three months ended March 31, 2008 and 2009, respectively and is recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2008 and 2009:

	Three months ended March 31,
	2008	2008
Risk free interest rate range	2.67% to 3.1%	1.11% to 2.28%
Expected range of life in years	3 years to 6 years	3 years to 6 years
Expected volatility	75%	55% to 72%
Expected dividends	—	—

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three months ended March 31, 2008 and 2009, shares used to compute diluted earnings per share excluded 1,167,000 and 1,204,500 stock options, respectively, as their inclusion would have been anti-dilutive due to the net losses incurred in these years.

4.	Fair Value Measurements

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, “Fair Value Measurement”, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS 157 for our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

The following table presents information about our assets that are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,157,000	$8,157,000	$—	$—

Total	$8,157,000	$8,157,000	$—	$—

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,206,000	$8,206,000	$—	$—

Total	$8,206,000	$8,206,000	$—	$—

The fair values of cash equivalents are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable and accrued expenses and other approximate fair value due to their short-term maturities.

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

5.	Cash Equivalents

Cash equivalents are carried at cost which approximated fair value at December 31, 2008 and March 31, 2009, and were primarily invested in money market accounts. We did not hold any available-for-sale marketable securities at March 31, 2009.

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

Our overall methodology for evaluating transactions and relationships under FIN 46R includes the following:

•	determining whether the entity is a VIE, and, if so,

•	determining whether we are the primary beneficiary of the VIE.

In performing the first step, the significant factors and judgments that we consider include:

•

the design of the entity, including the nature of its risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders,

•	the nature of our involvement with the entity,

•	whether control of the entity results through arrangements that do not involve voting equity,

•	whether there is sufficient equity investment at risk to finance the activities of the entity, and

•	whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive expected residual returns.

For each VIE identified, we evaluate whether we are the primary beneficiary of the VIE by considering:

•	whether our variable interest absorbs the majority of the VIE’s expected losses,

•	whether our variable interest receives the majority of the VIE’s expected residual returns, and

•	whether we have the ability to make decisions that significantly affect the VIE’s results and activities.

Based on our evaluation of the above factors and judgments, as of March 31, 2009, we consolidate one VIE, Colloral LLC, of which we are the primary beneficiary.

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

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,032,000 to Colloral LLC from 2003 through 2007. We satisfied our funding commitment in 2006 and have made no capital contributions during the year ended December 31, 2008 or the three months ended March 31, 2009. We may make additional contributions to Colloral LLC in the future. There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses.

At December 31, 2008 and March 31, 2009, the excess of Deseret’s capital contributions over their portion of the accumulated losses is recorded as a noncontrolling interest in our consolidated balance sheet.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2008 and March 31, 2009 and Colloral LLC’s operating results for the three months ended March 31, 2008 and 2009 have been consolidated into our financial statements:

	Three months ended March 31,
	2008	2009
Statement of Operations Data:
Revenue	$22,000	$59,000
Cost of goods sold	12,000	20,000
Selling, general and administrative expense	27,000	24,000
Net income (loss)	$(17,000)	$15,000

	December 31, 2008	March 31, 2009
Balance Sheet Data:
Current assets	$219,000	$255,000
Long term assets	—	—
Current liabilities	6,000	24,000
Long term liabilities	—	—

As of December 31, 2008 and March 31, 2009, respectively, current liabilities included $0 and $16,000, respectively, payable to Deseret, a related party.

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

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, or SFAS 160. SFAS No. 160 changed the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. The adoption of SFAS 160 has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of Shareholders’ Equity on the accompanying consolidated balance sheet. Additionally, net income attributable to noncontrolling interests is shown separately from net income in the consolidated statements of income. Finally, the net loss reflected on the statement of cash flows is the consolidated net loss. This reclassification had no effect on our previously reported financial position or results of operations.

Prior year amounts related to noncontrolling interest (previously referred to as minority interest) have been reclassified to conform to the current year presentation as required by SFAS 160.

The following table presents a reconciliation of the changes in equity during the three months ended March 31, 2008 and 2009:

	Three months ended March 31,
	2008			2009
	AutoImmune’s Interest	Noncontrolling Interest	Total	AutoImmune’s Interest	Noncontrolling Interest	Total
Balance at the beginning of the period	$8,832,000	$11,000	$8,843,000	$8,490,000	$33,000	$8,523,000
Net income (loss)	(107,000)	(1,000)	(108,000)	(170,000)	4,000	(166,000)
Stock-based employee compensation	31,000	—	31,000	24,000	—	24,000
Issuance of common shares	10,000	—	10,000	—	—	—
Repurchase of outstanding warrants	(125,000)	—	(125,000)	—	—	—
Contributions from noncontrolling interest	—	3,000	3,000	—	2,000	2,000
Other comprehensive income (loss)	4,000	—	4,000	—	—	—

Balance at the end of the period	$8,645,000	$13,000	$8,658,000	$8,344,000	$39,000	$8,383,000

7.	Accumulated Other Comprehensive Loss

The components of comprehensive loss, none of which is attributable to the noncontrolling interest, consisted of the following:

	For the three months ended March 31,
	2008	2009
Net income (loss)	$(107,000)	$(170,000)
Change in unrealized gain (loss) on investments	4,000	—

Comprehensive income (loss)	$(103,000)	$(170,000)

8.	Warrant redemption

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

10.	New Accounting Pronouncements

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, or SFAS 160. This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported financial position or results of operations. Refer to Note 6 of this Form 10-Q for additional information on the adoption of SFAS 160.

Effective January 1, 2009, we implemented SFAS No. 141R, “Business Combinations.” SFAS No. 141R, among other aspects, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. Due to the fact that SFAS 141(R) is applicable to future acquisitions completed after January 1, 2009 and we did not have any business combinations this quarter, the adoption of SFAS 141(R) did not have an impact on our consolidated financial statements.

Effective January 1, 2009, we implemented EITF 07-1, “Accounting for Collaborative Arrangements.” The EITF established the definition of a collaborative arrangement and determined that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the arrangements terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial- statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. The adoption of EITF 07-01 did not have an impact on our consolidated financial statements.

Recent Accounting Pronouncements

In April 2009, the FASB issued the following new accounting interpretations. These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements:

•

FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•

FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; and FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•

FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

AUTOIMMUNE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

From our inception through March 31, 2009, we have incurred ongoing losses from operations and have cumulative losses as of March 31, 2009 totaling $110,272,000. To date, our only revenue from the sale of products has been earned through our joint venture, Colloral LLC. The majority of revenues recorded from inception through March 31, 2009 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

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

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,032,000 to Colloral LLC from 2003 through 2007. We satisfied our funding commitment in 2006 and have made no capital contributions during the year ended December 31, 2008 or the three months ended March 31, 2009. We may make additional contributions to Colloral LLC in the future. There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2008 and March 31, 2009 and Colloral LLC’s operating results for the three months ended March 31, 2008 and 2009 have been consolidated into our financial statements:

	Three months ended March 31,
	2008	2009
Statement of Operations Data:
Revenue	$22,000	$59,000
Cost of goods sold	12,000	20,000
Selling, general and administrative expense	27,000	24,000
Net income (loss)	$(17,000)	$15,000

	December 31, 2008	March 31, 2009
Balance Sheet Data:
Current assets	$219,000	$255,000
Long term assets	—	—
Current liabilities	6,000	24,000
Long term liabilities	—	—

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

Three Months Ended March 31, 2008 and 2009

Revenue was $67,000 and $104,000 for the three months ended March 31, 2008 and 2009, respectively. The revenue in the three months ended March 31, 2008 and 2009 was comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis and option fees and product revenues generated through our joint venture, Colloral LLC, whose results are consolidated with ours. From 2006 through January 2009, Colloral LLC executed a series of agreements with Futurebiotics, LLC and related companies whereby Futurebiotics began marketing Colloral’s dietary supplement under the brand name, Vital 3, through several different channels, including the GNC chain of retail stores and both print and e-catalogs. Domestic retail store sales ceased in September 2007 and Futurebiotics is currently selling product through print and e-catalogs through its affiliate, Bronson Laboratories, while it works on both international and domestic selling opportunities. Option payments related to the execution of the Futurebiotics agreement are reflected as option fee revenue and are being amortized over the life of the agreement. Product shipped under these agreements generated revenue of $0 and $37,000 during the three months ended March 31, 2008 and 2009, respectively. Colloral LLC also contracted with The Shopping Channel of Canada to market Vital 3 through televised segments and through their website. Product shipped under this agreement generated revenue of $11,000 and $15,000 during three months ended March 31, 2008 and 2009, respectively. The remaining product revenue is generated through direct sales of Colloral and the Collagen Solution to Colloral LLC’s customers through its website.

Cost of goods sold was $12,000 and $20,000 for the three months ended March 31, 2008 and 2009, respectively. Fluctuations in cost of good sold are related to the mix of product revenues to consumers versus distributors. Cost of goods sold in three months ended March 31, 2008 was higher as percentage of product revenues due to the write-off of expired inventory.

Research and development expenses were $42,000 and $71,000 for the three months ended March 31, 2008 and 2009, respectively. The increase is due to an increase in the patent annuities and legal fees to acquire our international patents.

Selling, general and administrative expenses were $205,000 and $188,000 for the three months ended March 31, 2008 and 2009, respectively. The decrease is primarily the result of a decrease in the stock compensation costs from $31,000 during the three months ended March 31, 2008 to $24,000 during the three months ended March 31, 2009 and decrease in management compensation costs of $11,000.

Interest income was $84,000 and $9,000 for the three months ended March 31, 2008 and 2009, respectively. The decrease is due to a lower average return on investment and a lower average balance of cash and marketable securities available for investment.

Minority interest in joint venture was $1,000 and ($4,000) for the three months ended March 31, 2008 and 2009, respectively. The minority interest in joint venture reflects Deseret’s share of Colloral LLC’s profits or losses calculated in accordance with the amended terms of the Colloral LLC operating agreement.

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

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the three months ended March 31, 2009, our cash deceased $12,000. The decrease in cash to fund operations. The most significant uses of cash for the three months ended March 31, 2009 were legal and accounting expenses totaling $135,000. The most significant source of cash for the three months ended March 31, 2009 were product and license revenues of $104,000. We expect to continue to use our current cash and marketable investments on hand to fund our operations and development efforts. Based upon our budget for calendar year 2009 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least the next five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, from collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development or marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are generally invested in U.S. Treasury obligations and money market instruments. As of March 31, 2009, our cash and cash equivalents totaled $8,463,000. Current liabilities at March 31, 2009 were $228,000.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards. These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements:

•

FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures

•

FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; and FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•

FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

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

We have invested all of our cash in U.S. Government Agency debt securities and money market instruments. These investments are denominated in U.S. dollars. Our exposure to market interest rate risk relates to our cash, cash equivalents and marketable securities. As of March 31, 2009, our $8,463,000 of cash and cash equivalents consisted of Government agency and treasury money market instruments. Due to the conservative nature of these instruments, we do not believe that a change in market rates would have a material negative impact on the value of our cash and cash equivalents. Declines of interest rates over time will, however, reduce our interest income from our investments. Interest income was $9,000 for the three months ended March 31, 2009, down from $84,000 for the three months ended March 31, 2008. A 1% change in interest rates could affect our annual interest income by approximately $85,000.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, consisting of our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AUTOIMMUNE INC.

Date: May 13, 2009	/S/ ROBERT C. BISHOP
Robert C. Bishop
Chairman, President and Chief Executive Officer

Date: May 13, 2009	/S/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer