Form 10-Q
period 2009-06-30
AUTOIMMUNE INC
filed 2009-08-13
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Number of shares outstanding of the registrant’s Common Stock as of August 6, 2009:

Common Stock, par value $.01	16,999,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED JUNE 30, 2009

Page Number
PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2008 and June 30, 2009 (unaudited)	3

Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2009 and for the period from September 9, 1988 (date of inception) to June 30, 2009 (unaudited)	4

Consolidated Statement of Cash Flows for the three and months ended June 30, 2008 and 2009 and for the period from September 9, 1988 (date of inception) to June 30, 2009 (unaudited)	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3—Quantitative and Qualitative Disclosures about Market Risk	17

Item 4—Controls and Procedures	17

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders	18

Item 6—Exhibits	18

Signatures	19

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2008	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,475,000	$3,308,000
Short-term marketable securities	—	3,619,000
Accounts receivable	37,000	124,000
Prepaid expenses, inventories and other current assets	158,000	108,000

Total current assets	8,670,000	7,159,000
Long-term marketable securities	—	1,302,000

Total assets	$8,670,000	$8,461,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,000	$28,000
Accrued professional fees	110,000	69,000
Deferred revenue	19,000	25,000

Total current liabilities	147,000	122,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and June 30, 2009	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 16,999,623 shares issued and outstanding at December 31, 2008 and June 30, 2009	170,000	170,000
Additional paid-in capital	118,426,000	118,469,000
Deficit accumulated during the development stage	(110,106,000)	(110,362,000)
Accumulated other comprehensive income	—	2,000

Total AutoImmune shareholders’ equity	8,490,000	8,279,000
Noncontrolling interest	33,000	60,000

Total equity	8,523,000	8,339,000

Total liabilities and equity	$8,670,000	$8,461,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended		Period from September 9, 1988 (date of inception) to June 30, 2009
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenue:
License rights	$45,000	$45,000	$90,000	$90,000	$7,793,000
Option fees	1,000	—	2,000	—	2,214,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000
Product revenue	55,000	139,000	76,000	198,000	674,000

Total revenue	101,000	184,000	168,000	288,000	11,636,000

Costs and expenses:
Cost of product revenue	16,000	50,000	28,000	70,000	186,000
Research and development:
Related party	3,000	3,000	6,000	6,000	20,013,000
All other	45,000	27,000	84,000	95,000	93,046,000
Selling, general and administrative	181,000	180,000	386,000	368,000	22,469,000

Total costs and expenses	245,000	260,000	504,000	539,000	135,714,000

Total operating loss	(144,000)	(76,000)	(336,000)	(251,000)	(124,078,000)

Interest income	60,000	8,000	144,000	17,000	14,341,000
Interest expense	—	—	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	—	—	—	—	(250,000)
Other income (expense)	—	—	—	—	(50,000)

Net loss	$(84,000)	$(68,000)	$(192,000)	$(234,000)	$(110,340,000)
Less: Net income attributable to noncontrolling interest	2,000	18,000	1,000	22,000	18,000

Net loss attributable to AutoImmune, Inc.	$(86,000)	$(86,000)	$(193,000)	$(256,000)	$(110,358,000)

Net loss per share-basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Net loss per share-diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding-basic	16,999,623	16,999,623	16,998,414	16,999,623

Weighted average common shares outstanding-diluted	16,999,623	16,999,623	16,998,414	16,999,623

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended		Period from September 9, 1988 (date of inception) to June 30, 2009
	June 30, 2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(192,000)	$(234,000)	$(110,340,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Noncash stock compensation	67,000	43,000	295,000
Noncash contributions to joint venture from noncontrolling interest	7,000	5,000	42,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Noncash interest income	—	—	(3,000)
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	250,000
(Increase) decrease in accounts receivable	(28,000)	(87,000)	(124,000)
(Increase) decrease in prepaid expenses and other current assets	58,000	50,000	(108,000)
Increase (decrease) in accounts payable	10,000	10,000	28,000
Increase (decrease) in accrued expenses	(22,000)	(41,000)	49,000
Increase (decrease) in deferred revenue	3,000	6,000	25,000

Net cash used by operating activities	(97,000)	(248,000)	(103,719,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	—	(4,919,000)	(327,234,000)
Proceeds from sale/maturity of available-for-sale marketable securities	—	—	311,307,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	—	—	(230,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	—	(4,919,000)	(10,916,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	10,000	—	105,557,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000
Payments for repurchase of outstanding warrants	(125,000)	—	(125,000)

Net cash provided by financing activities	(115,000)	—	117,943,000

Net increase (decrease) in cash and cash equivalents	(212,000)	(5,167,000)	3,308,000
Cash and cash equivalents, beginning of period	7,994,000	8,475,000	—

Cash and cash equivalents, end of period	$7,782,000	$3,308,000	$3,308,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Data

The interim financial data as of June 30, 2009, for the three and six months ended June 30, 2008 and 2009 and for the period from inception (September 9, 1988) through June 30, 2009 are unaudited; however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for these interim periods. The consolidated balance sheet presented as of December 31, 2008 has been derived from our audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2008 included in our Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year. Certain amounts have been reclassified to conform to the current presentations. Our consolidated financial statements include the accounts of AutoImmune Inc. and our joint venture with Deseret Laboratories, Inc. (“Deseret”), Colloral LLC. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as revised by FIN 46R, we began to consolidate Colloral LLC in the third quarter of 2005 when it qualified as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to note 6 for additional information related to our interest in Colloral LLC.

2.	Stock Compensation

We have several stock-based employee compensation plans. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $36,000 and $19,000 for the three months ended June 30, 2008 and 2009, respectively, and $67,000 and $43,000 for the six months ended June 30, 2008 and 2009, respectively, and are recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three and six months ended June 30, 2008 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Risk free interest rate range	2.7% to 3.25%	1.36% to 2.60%	2.7% to 3.25%	1.11% to 2.60%
Expected range of life in years	3 to 6 years	3 to 6 years	3 to 6 years	3 to 6 years
Expected volatility	55% to 72%	52% to 68%	55% to 72%	52% to 68%
Expected dividends	—	—	—	—

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

3.	Net Income (Loss) Per Share – Basic and Diluted

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares assumed outstanding during the period. For the three and six month periods ended June 30, 2008, shares used to compute diluted net income per share excluded 1,211,500 stock options as their inclusion would have been anti-dilutive due to net losses incurred in these periods. For the three and six month periods ended June 30, 2009, shares used to compute diluted net income per share excluded 1,227,000 stock options as their inclusion would have been anti-dilutive due to net losses incurred in these periods.

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

Effective this fiscal year, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

Effective this quarter, we implemented FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this FSP did not impact our financial position or results of operations.

Effective this quarter, we have also implemented FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1. FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. Since this FSP addresses disclosure requirements and the carrying amounts of our instruments approximate their fair values, the adoption of this FSP did not impact our financial position or results of operations.

The following table presents information about our assets that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (money-market funds)	$2,995,000	$2,995,000	$—	$—
Short-term marketable securities:
U.S. Treasury bills	2,595,000	2,595,000	—	—
U.S. Government Agency notes	1,047,000	—	1,047,000	—

Total	$6,637,000	$5,590,000	$1,047,000	$—

Long-term U.S. Treasury notes	1,302,000	1,302,000	—	—

Total	$7,939,000	$6,892,000	$1,047,000	$—

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,206,000	$8,206,000	$—	$—

Total	$8,206,000	$8,206,000	$—	$—

The fair values of cash equivalents and marketable securities are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable and accrued expenses and other approximate fair value due to their short-term maturities.

5.	Cash Equivalents and Marketable Securities

Cash equivalents are carried at cost which approximated fair value at December 31, 2008 and June 30, 2009, and were primarily invested in money market accounts. Marketable securities are carried at amortized cost which approximated fair value at June 30, 2009 and were primarily invested in U.S. Government Agency debt securities. We did not hold any marketable securities at December 31, 2008.

The following is a summary of available-for-sale marketable securities held by us at June 30, 2009 which are carried at fair market value:

	Maturity term	Fair Value	Unrealized gains	Unrealized losses	Amortized cost
June 30, 2009:
U.S. Government Agency debt securities and U.S. Treasury notes	Within 1 year	$3,642,000	$1,000	$—	$3,641,000
U.S. Government Agency debt securities	Beyond 1 year	$1,302,000	$1,000	$—	$1,301,000

		$4,944,000	$2,000	$—	$4,942,000

Our marketable securities that were classified as current at June 30, 2009 mature within one year and are available to meet working capital needs and to fund current operations. There were no gross realized gains and losses on sales of marketable securities for the six months ended June 30, 2009.

Marketable securities that were purchased and sold in periods prior to adoption of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” on January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

6.	Joint Venture

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

Based on our evaluation of the above factors and judgments, as of June 30, 2009, we consolidate one VIE, Colloral LLC, of which we are the primary beneficiary.

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our economic interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. Upon adoption of FIN 46R, our interest in Colloral LLC did not qualify as a variable interest entity, and, therefore, we continued to account for our investment in Colloral LLC under the equity method of accounting until August 2005. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, Colloral LLC is considered a variable interest entity, of which we are the primary beneficiary. We are required to consolidate Colloral LLC for financial reporting purposes in accordance with FIN 46R, effective in the third quarter of 2005. In accordance with FIN 46R, we re-evaluate the provisions of FIN 46R when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreements, which may require us to re-evaluate the joint venture under FIN 46R. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,032,000 to Colloral LLC from 2003 through 2007. We satisfied our funding commitment in 2006 and made no capital contributions during the year ended December 31, 2008 or the six months ended June 30, 2009. We may make additional contributions to Colloral LLC in the future. There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses.

At December 31, 2008 and June 30, 2009, the excess of Deseret’s capital contributions over their portion of the accumulated losses is recorded as a noncontrolling interest in our consolidated balance sheet.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2008 and June 30, 2009 and Colloral LLC’s operating results for the three and six months ended June 30, 2008 and 2009 have been consolidated into our financial statements:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Statement of Operations Data:
Revenue	$56,000	$139,000	$78,000	$198,000
Cost of goods sold	16,000	50,000	28,000	70,000
Selling, general and administrative expense	11,000	17,000	38,000	41,000
Net income	$29,000	$72,000	$12,000	$87,000

	December 31, 2008	June 30, 2009
Balance Sheet Data:
Current assets	$219,000	$333,000
Long term assets	—	—
Current liabilities	6,000	28,000
Long term liabilities	—	—

As of December 31, 2008 and June 30, 2009, current liabilities included $0 and $15,000, respectively, payable to Deseret, a related party. Refer to Note 10 of this Form 10-Q for additional information related to a Deseret subsequent event.

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

The following table presents a reconciliation of the changes in equity during the three and six months ended June 30, 2008 and 2009:

	Three months ended June 30,
	2008			2009
	AutoImmune’s Interest	Noncontrolling Interest	Total	AutoImmune’s Interest	Noncontrolling Interest	Total
Balance at the beginning of the period	$8,645,000	$13,000	$8,658,000	$8,344,000	$39,000	$8,383,000
Net income (loss)	(86,000)	2,000	(84,000)	(86,000)	18,000	(68,000)
Stock-based employee compensation	36,000	—	36,000	19,000	—	19,000
Contributions from noncontrolling interest	—	4,000	4,000	—	3,000	3,000
Other comprehensive income (loss)	(6,000)	—	(6,000)	2,000	—	2,000

Balance at the end of the period	$8,589,000	$19,000	$8,608,000	$8,279,000	$60,000	$8,339,000

	Six months ended June 30,
	2008			2009
	AutoImmune’s Interest	Noncontrolling Interest	Total	AutoImmune’s Interest	Noncontrolling Interest	Total
Balance at the beginning of the period	$8,832,000	$11,000	$8,843,000	$8,490,000	$33,000	$8,523,000
Net income (loss)	(193,000)	1,000	(192,000)	(256,000)	22,000	(234,000)
Stock-based employee compensation	67,000	—	67,000	43,000	—	43,000
Issuance of common shares	10,000	—	10,000	—	—	—
Repurchase of outstanding warrants	(125,000)	—	(125,000)	—	—	—
Contributions from noncontrolling interest	—	7,000	7,000	—	5,000	5,000
Other comprehensive income (loss)	(2,000)	—	(2,000)	2,000	—	2,000

Balance at the end of the period	$8,589,000	$19,000	$8,608,000	$8,279,000	$60,000	$8,339,000

7.	Accumulated Other Comprehensive Loss

The components of comprehensive loss, none of which is attributable to the noncontrolling interest, consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009
Net loss attributable to AutoImmune Inc.	$(86,000)	$(86,000)	$(193,000)	$(256,000)
Change in unrealized gain (loss) on investments	(6,000)	2,000	(2,000)	2,000

Comprehensive loss	$(92,000)	$(84,000)	$(195,000)	$(254,000)

8.	Warrant redemption

In March 2000, we entered an agreement under which a subsidiary of Elan Plc purchased all of our rights to certain patent applications involving the treatment of Alzheimer’s Disease. In connection with the agreement, Elan Plc received a warrant to purchase 375,000 shares of our common stock at $3.13 per share in September 2001 and a warrant to purchase 375,000 shares of our common stock at $0.7275 per share in March 2003. The warrant to purchase 375,000 shares of our common stock at $3.13 per share expired effective September 16, 2006. On February 27, 2008, we entered into a securities redemption agreement to repurchase the warrant to purchase 375,000 shares of our common stock at $0.7275 from Elan Plc for $125,000, which was recorded as a reduction of additional paid in capital.

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

10.	Subsequent Events

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 13, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events. However, we did have a nonrecognizable subsequent event related to our joint venture with Deseret and a nonrecognizable subsequent event related to our license agreement with BioMS Medical Corp.

Subsequent to the end of the quarter and effective July 8, 2009, Colloral LLC made a distribution to Deseret in the amount of $50,000. The distribution was treated as a return of capital and was accounted for as a reduction of Deseret’s capital account. Refer to Note 6 of this Form 10-Q for additional information related to the Deseret subsequent event.

AutoImmune has granted to BioMS Medical Corp. an exclusive license to its patents pertaining to an injectable therapy for the treatment of multiple sclerosis. Under the license agreement, BioMS makes monthly diligence payments to AutoImmune. In addition, AutoImmune will receive royalties under the license agreement if a product using the licensed technology reaches the market. On July 27, 2009, BioMS and Eli Lilly and Company reported that dirucotide, the lead drug covered by the license agreement, did not meet the primary endpoint of delaying disease progression during the two-year Phase III trial in patients with secondary progressive multiple sclerosis. In addition, there were no statistically significant differences between dirucotide and placebo on the secondary endpoints of the study. Eli Lilly and BioMS also announced that they would discontinue ongoing clinical trials and review available data to develop a future plan. In the event that BioMS and Eli Lilly determine not to continue their development efforts with respect to products that include AutoImmune’s technology covered by the license agreement, AutoImmune will not receive any royalties under the license agreement.

11.	New Accounting Pronouncements

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment to ARB No. 51, or SFAS 160. This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported financial position or results of operations. Refer to Note 6 of this Form 10-Q for additional information on the adoption of SFAS 160.

Effective January 1, 2009, we implemented SFAS No. 141R, “Business Combinations.” SFAS No. 141R, among other aspects, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. Due to the fact that SFAS 141R is applicable to future acquisitions completed after January 1, 2009 and we did not have any business combinations in the first six months of 2009, the adoption of SFAS 141R did not have an impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued the following new accounting standards:

•

FAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, or SFAS 166; SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

•

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS 167; SFAS 167 amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not yet determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

AUTOIMMUNE INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

From our inception through June 30, 2009, we have incurred ongoing losses from operations and have cumulative losses as of June 30, 2009 totaling $110,358,000. To date, our only revenue from the sale of products has been earned through our joint venture, Colloral LLC. The majority of revenues recorded from inception through June 30, 2009 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

AutoImmune has granted to BioMS Medical Corp. an exclusive license to its patents pertaining to an injectable therapy for the treatment of multiple sclerosis. Under the license agreement, BioMS makes monthly diligence payments to AutoImmune. In addition, AutoImmune will receive royalties under the license agreement if a product using the licensed technology reaches the market. On July 27, 2009, BioMS and Eli Lilly and Company reported that dirucotide, the lead drug covered by the license agreement, did not meet the primary endpoint of delaying disease progression during the two-year Phase III trial in patients with secondary progressive multiple sclerosis. In addition, there were no statistically significant differences between dirucotide and placebo on the secondary endpoints of the study. Eli Lilly and BioMS also announced that they would discontinue ongoing clinical trials and review available data to develop a future plan. In the event that BioMS and Eli Lilly determine not to continue their development efforts with respect to products that include AutoImmune’s technology covered by the license agreement, AutoImmune will not receive any royalties under the license agreement.

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

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,032,000 to Colloral LLC from 2003 through 2007. We satisfied our funding commitment in 2006 and have made no capital contributions during the year ended December 31, 2008 or the six months ended June 30, 2009. We may make additional contributions to Colloral LLC in the future. There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2008 and June 30, 2009 and Colloral LLC’s operating results for the three and six months ended June 30, 2008 and 2009 have been consolidated into our financial statements:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Statement of Operations Data:
Revenue	$56,000	$139,000	$78,000	$198,000
Cost of goods sold	16,000	50,000	28,000	70,000
Selling, general and administrative expense	11,000	17,000	38,000	41,000
Net income	$29,000	$72,000	$12,000	$87,000

	December 31, 2008	June 30, 2009
Balance Sheet Data:
Current assets	$219,000	$333,000
Long term assets	—	—
Current liabilities	6,000	28,000
Long term liabilities	—	—

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

Three and Six Months Ended June 30, 2008 and 2009

Revenue was $101,000 and $168,000 for the three months ended June 30, 2008 and 2009, respectively. Revenue was $184,000 and $288,000 for the six months ended June 30, 2008 and 2009, respectively. The revenue in the three and six months ended June 30, 2008 and 2009 were comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis and option fees and product revenues generated through our joint venture, Colloral LLC, whose results are consolidated with ours. From 2006 through January 2009, Colloral LLC executed a series of agreements with Futurebiotics, LLC and related companies whereby Futurebiotics began marketing Colloral’s dietary supplement under the brand name, Vital 3. Futurebiotics is currently selling product through print and e-catalogs through its affiliate, Bronson Laboratories, while it works on both international and domestic selling opportunities. Option payments related to the execution of the Futurebiotics agreement are reflected as option fee revenue and are being amortized over the life of the agreement. Product shipped under these agreements generated revenue of $26,000 and $122,000 during the three months ended June 30, 2008 and 2009, respectively, and $26,000 and $159,000 during the six months ended June 30, 2008 and 2009, respectively. Colloral LLC also contracted with The Shopping Channel of Canada to market Vital 3 through televised segments and through their website. Product shipped under this agreement generated revenue of $5,000 and $11,000 during three months ended June 30, 2008 and 2009, respectively, and $25,000 and $26,000 during six months ended June 30, 2008 and 2009, respectively. The remaining product revenue is generated through direct sales of Colloral and the Collagen Solution to Colloral LLC’s customers through its website.

Cost of goods sold was $16,000 and $50,000 for the three months ended June 30, 2008 and 2009, respectively. Cost of goods sold was $28,000 and $70,000 for the six months ended June 30, 2008 and 2009, respectively. Fluctuations in gross margin sold are related to the mix of product revenues to consumers versus distributors.

Research and development expenses were $48,000 and $30,000 for the three months ended June 30, 2008 and 2009, respectively. Research and development expenses were $90,000 and $101,000 for the six months ended June 30, 2008 and 2009, respectively. Fluctuations in research and developments costs are a result of the timing of patent annuities and legal fees to acquire our international patents.

Selling, general and administrative expenses were $181,000 and $180,000 for the three months ended June 30, 2008 and 2009, respectively. Selling, general and administrative expenses were $386,000 and $368,000 for the six months ended June 30, 2008 and 2009, respectively. The decrease is primarily the result of a decrease in the stock compensation costs from $67,000 during the six months ended June 30, 2008 to $43,000 during the six months ended June 30, 2009.

Interest income was $60,000 and $8,000 for the three months ended June 30, 2008 and 2009, respectively. Interest income was $144,000 and $17,000 for the six months ended June 30, 2008 and 2009, respectively. The decreases are due to a lower average return on investment and a lower average balance of cash and marketable securities available for investment.

Net income attributable to noncontrolling interest was $2,000 and $18,000 for the three months ended June 30, 2008 and 2009, respectively. Net income attributable to noncontrolling interest was $1,000 and $22,000 for the six months ended June 30, 2008 and 2009, respectively. The net income attributable to noncontrolling interest reflects Deseret’s share of Colloral LLC’s profits or losses calculated in accordance with the amended terms of the Colloral LLC operating agreement.

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

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the six months ended June 30, 2009, our cash and marketable securities decreased $246,000. The most significant uses of cash for the six months ended June 30, 2009 were legal and accounting expenses totaling $214,000. The most significant source of cash for the six months ended June 30, 2009 were product and license revenues of $288,000. We expect to continue to use our current cash and marketable securities on hand to fund our operations and development efforts. Based upon our budget for calendar year 2009 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least the next five years. At the appropriate time, we may seek additional funding through public or private equity or debt financing, from collaborative arrangements with pharmaceutical companies or from other sources. If additional funds are necessary but not available, we will have to reduce or not pursue certain activities, which could include areas of research, product development or marketing activity, or otherwise modify our business strategy. Such a reduction would have a material adverse effect on us.

In order to preserve principal and maintain liquidity, our funds are generally invested in U.S. Treasury obligations and money market instruments. As of June 30, 2009, our cash, cash equivalents and marketable securities totaled $8,229,000. Current liabilities at June 30, 2009 were $122,000.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued the following new accounting standards:

•

FAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, or SFAS 166; SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

•

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS 167; SFAS 167 amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not yet determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

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

We have invested all of our cash in U.S. Government Agency debt securities and money market instruments. These investments are denominated in U.S. dollars. Our exposure to market interest rate risk relates to our cash, cash equivalents and marketable securities. As of June 30, 2009, our $8,229,000 of cash, cash equivalents ad marketable securities consisted of Government agency and treasury money market instruments and U.S. Government Agency debt securities. Due to the conservative nature of these instruments, we do not believe that a change in market rates would have a material negative impact on the value of our cash, cash equivalents or marketable securities. Declines of interest rates over time will, however, reduce our interest income from our investments. Interest income was $17,000 for the six months ended June 30, 2009, down from $144,000 for the six months ended June 30, 2008. A 1% change in interest rates could affect our annual interest income by approximately $80,000.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, consisting of our Chief Executive Officer and Director of Finance and Treasurer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 22, 2009, the following nominees were elected to serve on the Board of Directors:

Name of Director Nominee	For	Withheld
Robert C. Bishop, Ph.D.	11,039,694	1,344,796
Hugh A. D’Andrade	12,141,278	243,212
Allan F. Ferguson	12,186,282	198,208
R. John Fletcher	11,051,390	1,333,100

ITEM 6.	EXHIBITS

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of the Director of Finance and Treasurer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and Director of Finance and Treasurer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOIMMUNE INC.

Date: August 13, 2009	/S/ ROBERT C. BISHOP
Robert C. Bishop
Chairman, President and Chief Executive Officer

Date: August 13, 2009	/S/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer