Form 10-Q
period 2009-09-30
AUTOIMMUNE INC
filed 2009-11-13
CIK 879106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Number of shares outstanding of the registrant’s Common Stock as of November 6, 2009:

Common Stock, par value $.01	16,999,623 shares outstanding

AUTOIMMUNE INC.

QUARTER ENDED SEPTEMBER 30, 2009

Page Number
PART I—FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2008 and September 30, 2009 (unaudited)	3

Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2009 and for the period from September 9, 1988 (date of inception) to September 30, 2009 (unaudited)	4

Consolidated Statement of Cash Flows for the three and months ended September 30, 2008 and 2009 and for the period from September 9, 1988 (date of inception) to September 30, 2009 (unaudited)	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3—Quantitative and Qualitative Disclosures about Market Risk	17

Item 4—Controls and Procedures	17

PART II—OTHER INFORMATION

Item 6—Exhibits	17

Signatures	18

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2008	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,475,000	$3,232,000
Short-term marketable securities	—	3,611,000
Accounts receivable	37,000	174,000
Prepaid expenses, inventories and other current assets	158,000	168,000

Total current assets	8,670,000	7,185,000
Long-term marketable securities	—	1,305,000

Total assets	$8,670,000	$8,490,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,000	$22,000
Accrued professional fees	110,000	98,000
Deferred revenue	19,000	24,000

Total current liabilities	147,000	144,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and September 30, 2009	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 16,999,623 shares issued and outstanding at December 31, 2008 and September 30, 2009	170,000	170,000
Additional paid-in capital	118,426,000	118,491,000
Deficit accumulated during the development stage	(110,106,000)	(110,360,000)
Accumulated other comprehensive income	—	7,000

Total AutoImmune shareholders’ equity	8,490,000	8,308,000
Noncontrolling interest	33,000	38,000

Total equity	8,523,000	8,346,000

Total liabilities and equity	$8,670,000	$8,490,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2009
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Revenue:
License rights	$45,000	$45,000	$135,000	$135,000	$7,838,000
Option fees	1,000	—	3,000	—	2,214,000
Research and development revenue under collaborative agreements	—	—	—	—	955,000
Product revenue	11,000	192,000	87,000	390,000	866,000

Total revenue	57,000	237,000	225,000	525,000	11,873,000

Costs and expenses:
Cost of product revenue	1,000	74,000	29,000	144,000	260,000
Research and development:
Related party	3,000	3,000	9,000	9,000	20,016,000
All other	—	(8,000)	84,000	87,000	93,038,000
Selling, general and administrative	125,000	150,000	511,000	518,000	22,619,000

Total costs and expenses	129,000	219,000	633,000	758,000	135,933,000

Total operating income (loss)	(72,000)	18,000	(408,000)	(233,000)	(124,060,000)

Interest income	51,000	8,000	195,000	25,000	14,349,000
Interest expense	—	—	—	—	(303,000)
Equity in net loss of unconsolidated affiliate	—	—	—	—	(250,000)
Other expense	—	—	—	—	(50,000)

Net income (loss)	$(21,000)	$26,000	$(213,000)	$(208,000)	$(110,314,000)
Less: Net income attributable to noncontrolling interest	2,000	24,000	3,000	46,000	42,000

Net income (loss) attributable to AutoImmune, Inc.	$(23,000)	$2,000	$(216,000)	$(254,000)	$(110,356,000)

Net income (loss) per share-basic	$(0.00)	$0.00	$(0.01)	$(0.01)

Net income (loss) per share-diluted	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic	16,999,623	16,999,623	16,998,820	16,999,623

Weighted average common shares outstanding-diluted	16,999,623	17,159,754	16,998,820	16,999,623

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(A development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended		Period from September 9, 1988 (date of inception) to September 30, 2009
	September 30, 2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(213,000)	$(208,000)	$(110,314,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Interest expense related to demand notes converted into Series A mandatorily redeemable convertible preferred stock	—	—	48,000
Patent costs paid with junior convertible preferred and common stock	—	—	3,000
Valuation of warrants issued in conjunction with license revenue	—	—	347,000
Noncash stock compensation	94,000	65,000	317,000
Noncash contributions to joint venture from noncontrolling interest	10,000	9,000	46,000
Depreciation and amortization	—	—	4,464,000
Loss on sale/disposal of fixed assets	—	—	642,000
Noncash interest income	—	—	(3,000)
Decrease in patent costs	—	—	563,000
Impairment of investment in OraGen	—	—	100,000
Equity in net loss of unconsolidated affiliate	—	—	250,000
(Increase) decrease in accounts receivable	7,000	(137,000)	(174,000)
(Increase) decrease in prepaid expenses and other current assets	6,000	(10,000)	(168,000)
Increase (decrease) in accounts payable	(8,000)	4,000	22,000
Increase (decrease) in accrued expenses	11,000	(12,000)	78,000
Increase (decrease) in deferred revenue	(2,000)	5,000	24,000

Net cash used by operating activities	(95,000)	(284,000)	(103,755,000)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	—	(4,909,000)	(327,224,000)
Proceeds from sale/maturity of available-for-sale marketable securities	807,000	—	311,307,000
Proceeds from maturity of held-to-maturity marketable securities	—	—	11,011,000
Proceeds from sale of equipment	—	—	306,000
Purchase of fixed assets	—	—	(5,288,000)
Investment in OraGen	—	—	(100,000)
Investment in Colloral LLC	—	—	(230,000)
Distribution from Colloral LLC to joint venture partner	—	(50,000)	(50,000)
Increase in patent costs	—	—	(563,000)
Increase in other assets	—	—	(125,000)

Net cash used by investing activities	807,000	(4,959,000)	(10,956,000)

Cash flows from financing activities:
Proceeds from sale-leaseback of fixed assets	—	—	2,872,000
Payments on obligations under capital leases	—	—	(2,872,000)
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	10,011,000
Proceeds from bridge notes	—	—	300,000
Proceeds from issuance of common stock	10,000	—	105,557,000
Proceeds from issuance of convertible notes payable	—	—	2,200,000
Payments for repurchase of outstanding warrants	(125,000)	—	(125,000)

Net cash provided by financing activities	(115,000)	—	117,943,000

Net increase (decrease) in cash and cash equivalents	597,000	(5,243,000)	3,232,000
Cash and cash equivalents, beginning of period	7,994,000	8,475,000	—

Cash and cash equivalents, end of period	$8,591,000	$3,232,000	$3,232,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim financial data as of September 30, 2009, for the three and nine months ended September 30, 2008 and 2009 and for the period from inception (September 9, 1988) through September 30, 2009 are unaudited; however, in our opinion the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for these interim periods. The consolidated balance sheet presented as of December 31, 2008 has been derived from our audited consolidated financial statements as of that date. These financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2008 included in our Form 10-K. Results for interim periods are not necessarily indicative of results for the entire year. Certain amounts have been reclassified to conform to the current presentations. Our consolidated financial statements include the accounts of AutoImmune Inc. and our joint venture with Deseret Laboratories, Inc. (“Deseret”), Colloral LLC. We began to consolidate Colloral LLC in the third quarter of 2005 when it qualified as a variable interest entity of which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 6 for additional information related to our interest in Colloral LLC.

In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or Codification. Effective this quarter, the Codification became the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact our financial position or results of operations.

2. Stock Compensation

We have several stock-based employee compensation plans. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense was $27,000 and $22,000 for the three months ended September 30, 2008 and 2009, respectively, and $94,000 and $65,000 for the nine months ended September 30, 2008 and 2009, respectively, and is recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in nine months ended September 30, 2008 and 2009:

Nine months ended September 30,
	2008	2009
Risk free interest rate range	2.7% to 3.25%	1.11% to 2.60%
Expected range of life in years	3 to 6 years	3 to 6 years
Expected volatility	55% to 72%	52% to 68%
Expected dividends	—	—

There were no grants during the three months ended September 30, 2008 and 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

3. Net Income (Loss) Per Share – Basic and Diluted

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated based on the weighted average number of common shares and dilutive common stock equivalent shares assumed outstanding during the period. For the three and nine month periods ended September 30, 2008, shares used to compute diluted net income per share excluded 1,211,500 stock options as their inclusion would have been anti-dilutive due to net losses incurred in these periods. For the nine month period ended September 30, 2009, shares used to compute diluted net income per share excluded 1,227,000 stock options as their inclusion would have been anti-dilutive due to net losses incurred in this period. For the three month period ended September 30, 2009 the difference between weighted average shares outstanding basic and diluted is due to the effect of stock options with exercise prices less than the average market value of the common stock. For the three month period ended September 30, 2009, stock options to purchase 727,000 weighted shares of common stock with exercise prices greater than the average market value of the common stock were outstanding and accordingly, were excluded from the calculation of diluted net income per share.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Fair Value Measurements

Effective this fiscal year, we implemented a newly issued accounting standard for fair value measurements of our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of the accounting standard for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

During the quarter ended June 30, 2009, we implemented newly issue accounting standards which provide additional guidelines for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate that a transaction is not orderly. Specifically, the new standards provide additional guidelines for making fair value measurements more consistent with principles presented and provide authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of the new standards did not impact our financial position or results of operations.

During the quarter ended June 30, 2009, we also implemented a newly issued accounting standard requiring disclosure about the fair value of financial instruments in interim as well as in annual financial statements. Since this standard addresses disclosure requirements and the carrying amounts of our instruments approximate their fair values, the adoption of this standard did not impact our financial position or results of operations.

The following table presents information about our assets that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset:

	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (money-market funds)	$2,984,000	$2,984,000	$—	$—
Short-term marketable securities:
U.S. Treasury bills	2,598,000	2,598,000	—	—
U.S. Government Agency notes	1,013,000	—	1,013,000	—

Total	$6,595,000	$5,582,000	$1,013,000	$—

Long-term U.S. Treasury notes	1,305,000	1,305,000	—	—

Total	$7,900,000	$6,887,000	$1,013,000	$—

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (money-market funds)	$8,206,000	$8,206,000	$—	$—

Total	$8,206,000	$8,206,000	$—	$—

The fair values of cash equivalents and marketable securities are determined through market, observable and corroborated sources.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable and accrued expenses and other approximate fair value due to their short-term maturities.

5. Cash Equivalents and Marketable Securities

Cash equivalents are carried at cost which approximated fair value at December 31, 2008 and September 30, 2009, and were primarily invested in money market accounts. Marketable securities are carried at amortized cost which approximated fair value at September 30, 2009 and were primarily invested in U.S. Government Agency debt securities. We did not hold any marketable securities at December 31, 2008.

The following is a summary of available-for-sale marketable securities held by us at September 30, 2009 which are carried at fair market value:

	Maturity term	Fair Value	Unrealized gains	Unrealized losses	Amortized cost
September 30, 2009:
U.S. Government Agency debt securities and U.S. Treasury bills	Within 1 year	$3,611,000	$2,000	$—	$3,609,000
U.S. Treasury notes	Beyond 1 year	$1,305,000	$5,000	$—	$1,300,000

		$4,916,000	$7,000	$—	$4,909,000

Our marketable securities that were classified as current at September 30, 2009 mature within one year and are available to meet working capital needs and to fund current operations. There were no gross realized gains and losses on sales of marketable securities for the nine months ended September 30, 2009.

Marketable securities that were purchased and sold in periods prior to January 1, 1994, other than held-to-maturity marketable securities, are included in the category available-for-sale marketable securities in the “period from inception” column of the statement of cash flows.

6. Joint Venture

The accounting standards address consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is an entity that does not have sufficient equity investment to permit it to finance its activities without additional financial support from a third party, or whose equity investors lack the characteristics of a controlling financial interest. The authoritative guidance establishes standards for determining under what circumstances variable interest entities should be consolidated with their primary beneficiary. We evaluate all transactions and relationships with potential variable interest entities (VIEs) in accordance with the standards.

Our overall methodology for evaluating transactions and relationships includes the following:

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

Based on our evaluation of the above factors and judgments, as of September 30, 2009, we consolidate one VIE, Colloral LLC, of which we are the primary beneficiary.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our economic interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. Upon adoption of the VIE standards in 2003, our interest in Colloral LLC did not qualify as a variable interest entity, and, therefore, we continued to account for our investment in Colloral LLC under the equity method of accounting until August 2005. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, Colloral LLC is considered a variable interest entity, of which we are the primary beneficiary. We are required to consolidate Colloral LLC for financial reporting purposes, effective in the third quarter of 2005. We re-evaluate the provisions of the VIE standards when triggering events arise and, to date, no events have transpired which would require deconsolidation. Certain events may arise in the future, including additional modifications to the operating agreements, which may require us to re-evaluate the joint venture. Such re-evaluation may result in a conclusion that the joint venture is no longer a variable interest entity requiring consolidation.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,032,000 to Colloral LLC from 2003 through 2007. We satisfied our funding commitment in 2006 and made no capital contributions during the year ended December 31, 2008 or the nine months ended September 30, 2009. We may make additional contributions to Colloral LLC in the future. There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses.

At December 31, 2008 and September 30, 2009, the excess of Deseret’s capital contributions over their portion of the accumulated losses is recorded as a noncontrolling interest in our consolidated balance sheet.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2008 and September 30, 2009 and Colloral LLC’s operating results for the three and nine months ended September 30, 2008 and 2009 have been consolidated into our financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Statement of Operations Data:
Revenue	$12,000	$192,000	$90,000	$390,000
Cost of goods sold	1,000	74,000	29,000	144,000
Selling, general and administrative expense	9,000	21,000	47,000	61,000
Net income	$2,000	$97,000	$14,000	$185,000

	December 31, 2008	September 30, 2009
Balance Sheet Data:
Current assets	$219,000	$390,000
Long term assets	—	—
Current liabilities	6,000	33,000
Long term liabilities	—	—

As of December 31, 2008 and September 30, 2009, current liabilities included $0 and $22,000, respectively, payable to Deseret, a related party. In July 2009, Colloral LLC made a distribution in the amount of $50,000 to Deseret which was recorded as a return of capital.

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

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests. In accordance with the accounting standard, we changed the accounting for minority interests, which will be reclassified as noncontrolling interests and classified as a component of equity. The adoption of the new standard has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of Shareholders’ Equity on the accompanying consolidated balance sheet. Additionally, net income attributable to noncontrolling interests is shown separately from net income in the consolidated statements of income. Finally, the net loss reflected on the statement of cash flows is the consolidated net loss. This reclassification had no effect on our previously reported financial position or results of operations.

Prior year amounts related to noncontrolling interest (previously referred to as minority interest) have been reclassified to conform to the current year presentation.

The following table presents a reconciliation of the changes in equity during the three and nine months ended September 30, 2008 and 2009:

	Three months ended September 30,
	2008			2009
	AutoImmune’s Interest	Noncontrolling Interest	Total	AutoImmune’s Interest	Noncontrolling Interest	Total
Balance at the beginning of the period	$8,589,000	$19,000	$8,608,000	$8,279,000	$60,000	$8,339,000
Net income (loss)	(23,000)	2,000	(21,000)	2,000	24,000	26,000
Stock-based employee compensation	27,000	—	27,000	22,000	—	22,000
Contributions from noncontrolling interest	—	3,000	3,000	—	4,000	4,000
Distributions to noncontrolling interest	—	—	—	—	(50,000)	(50,000)
Other comprehensive income (loss)	(1,000)	—	(1,000)	5,000	—	5,000

Balance at the end of the period	$8,592,000	$24,000	$8,616,000	$8,308,000	$38,000	$8,346,000

	Nine months ended September 30,
	2008			2009
	AutoImmune’s Interest	Noncontrolling Interest	Total	AutoImmune’s Interest	Noncontrolling Interest	Total
Balance at the beginning of the period	$8,832,000	$11,000	$8,843,000	$8,490,000	$33,000	$8,523,000
Net income (loss)	(216,000)	3,000	(213,000)	(254,000)	46,000	(208,000)
Stock-based employee compensation	94,000	—	94,000	65,000	—	65,000
Issuance of common shares	10,000	—	10,000	—	—	—
Repurchase of outstanding warrants	(125,000)	—	(125,000)	—	—	—
Contributions from noncontrolling interest	—	10,000	10,000	—	9,000	9,000
Distributions to noncontrolling interest	—	—	—	—	(50,000)	(50,000)
Other comprehensive income (loss)	(3,000)	—	(3,000)	7,000	—	7,000

Balance at the end of the period	$8,592,000	$24,000	$8,616,000	$8,308,000	$38,000	$8,346,000

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Accumulated Other Comprehensive Loss

The components of comprehensive loss, none of which is attributable to the noncontrolling interest, consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2009	2008	2009
Net income (loss) attributable to AutoImmune Inc.	$(23,000)	$2,000	$(216,000)	$(254,000)
Change in unrealized gain (loss) on investments	(1,000)	5,000	(3,000)	7,000

Comprehensive loss	$(24,000)	$7,000	$(219,000)	$(247,000)

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

10. Subsequent Events

We evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events. However, we did have a nonrecognizable subsequent event.

On October 21, 2009, our Board of Directors authorized the retention of Junewicz & Co., Inc. to lead the exploration of a full range of strategic alternatives in order to enhance shareholder value. Those strategic options include, but are not limited to, the sale or merger of the company.

11. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted as of the specified effective date. Unless otherwise discussed, the Company’s management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Recently Adopted Accounting Standards

Effective January 1, 2009, we adopted a newly issued accounting standard for business combinations. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. Due to the fact that the standard is applicable to future acquisitions completed after January 1, 2009 and we did not have any business combinations in the first nine months of 2009, the adoption did not have an impact on our consolidated financial statements.

AUTOIMMUNE INC.

(a development stage company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2009, we implemented newly issued accounting standards for collaborative arrangements. The standard established the definition of a collaborative arrangement and determined that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in the accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the arrangements terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial- statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure applies to the entire collaborative agreement. The adoption of the new standard did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on our financial position or results of operations; however, this standard may impact us in future periods.

In October 2009, the FASB issued a new accounting standard, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this accounting standard on its condensed consolidated financial statements.

In June 2009, the FASB issued the following new accounting standards, which have not yet been integrated into the Codification. Accordingly, these accounting standards will remain authoritative until integrated:

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

Results of Operations

Overview

From our inception through September 30, 2009, we have incurred ongoing losses from operations and have cumulative losses as of September 30, 2009 totaling $110,356,000. To date, our only revenue from the sale of products has been earned through our joint venture, Colloral LLC. The majority of revenues recorded from inception through September 30, 2009 were earned in connection with license rights, contract research and the granting of certain short-term rights. As a result, inflation has not materially affected our revenues and income from continuing operations.

AutoImmune has granted to BioMS Medical Corp. an exclusive license to its patents pertaining to an injectable therapy for the treatment of multiple sclerosis. Under the license agreement, BioMS makes monthly diligence payments to AutoImmune. In addition, AutoImmune will receive royalties under the license agreement if a product using the licensed technology reaches the market. On July 27, 2009, BioMS and Eli Lilly and Company reported that dirucotide, the lead drug covered by the license agreement, did not meet the primary endpoint of delaying disease progression during the two-year Phase III trial in patients with secondary progressive multiple sclerosis. In addition, there were no statistically significant differences between dirucotide and placebo on the secondary endpoints of the study. Eli Lilly and BioMS also announced that they would discontinue ongoing clinical trials and review available data to develop a future plan. On September 2, 2009, BioMS and Eli Lilly announced that the license and collaboration agreement between BioMS and Eli Lilly had been terminated and that all commercial rights to dirucotide were returned to BioMS. In the event that BioMS determines not to continue their development efforts with respect to products that include AutoImmune’s technology covered by the license agreement, AutoImmune will not receive any monthly diligence payments or royalties under the license agreement.

In August 2002, we entered into our joint venture with Deseret by forming Colloral LLC to manufacture, market and sell Colloral® as a dietary supplement. Our interest in Colloral LLC is greater than 50% and we actively participate in its management, but we do not have voting control of Colloral LLC. Therefore, the investment had historically been accounted for using the equity method. In August 2005, we amended the Colloral LLC operating agreement to increase our share of distributions and allocations of profits and losses in return for our commitment to fund 100% of the costs associated with the implementation of a marketing program for The Collagen Solution. As a result of the amendments to the operating agreement, Colloral LLC is now considered a variable interest entity, of which we are the primary beneficiary. We have consolidated Colloral LLC effective since the third quarter of 2005.

In accordance with the amendment to the Colloral LLC operating agreement, we made additional capital contributions of $1,032,000 to Colloral LLC from 2003 through 2007. We satisfied our funding commitment in 2006 and have made no capital contributions during the year ended December 31, 2008 or the nine months ended September 30, 2009. We may make additional contributions to Colloral LLC in the future. There can be no assurance that the sales and marketing initiatives that have been or, in the future, may be funded by our capital contributions will be successful. Accordingly, in the future we may again incur substantial losses.

The following table contains selected financial data for Colloral LLC. Shipping and handling costs have been classified as selling expenses. The balance sheet amounts as of December 31, 2008 and September 30, 2009 and Colloral LLC’s operating results for the three and nine months ended September 30, 2008 and 2009 have been consolidated into our financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Statement of Operations Data:
Revenue	$12,000	$192,000	$90,000	$390,000
Cost of goods sold	1,000	74,000	29,000	144,000
Selling, general and administrative expense	9,000	21,000	47,000	61,000
Net income	$2,000	$97,000	$14,000	$185,000

	December 31, 2008	September 30, 2009
Balance Sheet Data:
Current assets	$219,000	$390,000
Long term assets	—	—
Current liabilities	6,000	33,000
Long term liabilities	—	—

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

Three and Nine months ended September 30, 2008 and 2009

Revenue was $57,000 and $237,000 for the three months ended September 30, 2008 and 2009, respectively. Revenue was $225,000 and $525,000 for the nine months ended September 30, 2008 and 2009, respectively. The revenue in the three and nine months ended September 30, 2008 and 2009 was comprised of monthly license payments from BioMS for their use of our patents pertaining to an injectable therapy for the treatment of multiple sclerosis and option fees and product revenues generated through our joint venture, Colloral LLC, whose results are consolidated with ours. From 2006 through January 2009, Colloral LLC executed a series of agreements with Futurebiotics, LLC and related companies whereby Futurebiotics began marketing Colloral’s dietary supplement under the brand name, Vital 3. Futurebiotics is currently selling product through print and e-catalogs through its affiliate, Bronson Laboratories, while it works on both international and domestic selling opportunities. Product shipped under these agreements generated revenue of $0 and $167,000 during the three months ended September 30, 2008 and 2009, respectively, and $26,000 and $326,000 during the nine months ended September 30, 2008 and 2009, respectively. Colloral LLC also contracted with The Shopping Channel of Canada to market Vital 3 through televised segments and through their website. Product shipped under this agreement generated revenue of $3,000 and $18,000 during three months ended September 30, 2008 and 2009, respectively, and $28,000 and $44,000 during nine months ended September 30, 2008 and 2009, respectively. The remaining product revenue is generated through direct sales of Colloral and The Collagen Solution to Colloral LLC’s customers through its website.

Cost of goods sold was $1,000 and $74,000 for the three months ended September 30, 2008 and 2009, respectively. Cost of goods sold was $29,000 and $144,000 for the nine months ended September 30, 2008 and 2009, respectively. Fluctuations in gross margin sold are related to the mix of product revenues to consumers versus distributors.

Research and development expenses were $0 and $(8,000) for the three months ended September 30, 2008 and 2009, respectively. Research and development expenses were $84,000 and $87,000 for the nine months ended September 30, 2008 and 2009, respectively. Fluctuations in research and developments costs are a result of the timing of patent annuities and legal fees to acquire our international patents and the contracted reimbursements for patent expenses from our licensee’s.

Selling, general and administrative expenses were $125,000 and $150,000 for the three months ended September 30, 2008 and 2009, respectively. The increase was primarily related to the increase in marketing expenses of $13,000 at Colloral LLC related to The Shopping Channel. Selling, general and administrative expenses were $511,000 and $518,000 for the nine months ended September 30, 2008 and 2009, respectively. While total expenses remained relatively consistent, there was a decrease in the stock compensation costs from $94,000 during the nine months ended September 30, 2008 to $65,000 during the nine months ended September 30, 2009 which was offset by an increase in marketing expenses of $17,000 at Colloral LLC related to The Shopping Channel and an increase in accounting and legal fees of $21,000 in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Interest income was $51,000 and $8,000 for the three months ended September 30, 2008 and 2009, respectively. Interest income was $195,000 and $25,000 for the nine months ended September 30, 2008 and 2009, respectively. The decreases are due to a lower average return on investment and a lower average balance of cash and marketable securities available for investment.

Net income attributable to noncontrolling interest was $2,000 and $24,000 for the three months ended September 30, 2008 and 2009, respectively. Net income attributable to noncontrolling interest was $3,000 and $46,000 for the nine months ended September 30, 2008 and 2009, respectively. The net income attributable to noncontrolling interest reflects Deseret’s share of Colloral LLC’s profits or losses calculated in accordance with the amended terms of the Colloral LLC operating agreement.

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

Our working capital and capital requirements will depend on numerous factors, including the strategic direction that we and our shareholders choose, the level of resources that we devote to the development of our patented products, the extent to which we proceed by means of collaborative relationships with pharmaceutical or nutraceutical companies and our competitive environment. During the nine months ended September 30, 2009, our cash and marketable securities decreased $327,000. The most significant uses of cash for the nine months ended September 30, 2009 were legal and accounting expenses totaling $252,000. We expect to continue to use our current cash and marketable securities on hand to fund our operations and development efforts. Based upon our budget for calendar year 2009 and current expectations for future years, we believe that current cash and marketable securities, and the interest earned from the investment thereof, will be sufficient to meet our operating expenses and capital requirements for at least the next five years.

On October 21, 2009, our Board of Directors authorized the retention of Junewicz & Co., Inc. to lead the exploration of a full range of strategic alternatives in order to enhance shareholder value. Those strategic options include, but are not limited to, the sale or merger of the company.

In order to preserve principal and maintain liquidity, our funds are generally invested in U.S. Treasury obligations and money market instruments. As of September 30, 2009, our cash, cash equivalents and marketable securities totaled $8,148,000. Current liabilities at September 30, 2009 were $144,000.

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

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on our financial position or results of operations; however, this standard may impact us in future periods.

In October 2009, the FASB issued a new accounting standard, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this accounting standard on its condensed consolidated financial statements.

In June 2009, the FASB issued the following new accounting standards, which have not yet been integrated into the Codification. Accordingly, these accounting standards will remain authoritative until integrated:

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

We have invested all of our cash in U.S. Government Agency debt securities and money market instruments. These investments are denominated in U.S. dollars. Our exposure to market interest rate risk relates to our cash, cash equivalents and marketable securities. As of September 30, 2009, our $8,148,000 of cash, cash equivalents ad marketable securities consisted of Government agency and treasury money market instruments and U.S. Government Agency debt securities. Due to the conservative nature of these instruments, we do not believe that a change in market rates would have a material negative impact on the value of our cash, cash equivalents or marketable securities. Declines of interest rates over time will, however, reduce our interest income from our investments. Interest income was $25,000 for the nine months ended September 30, 2009, down from $195,000 for the nine months ended September 30, 2008. A 1% change in interest rates could affect our annual interest income by approximately $80,000.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, consisting of our Chief Executive Officer and Director of Finance and Treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon this evaluation, our Chief Executive Officer and Director of Finance and Treasurer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AUTOIMMUNE INC.

Date: November 13, 2009	/S/ ROBERT C. BISHOP
Robert C. Bishop
Chairman, President and Chief Executive Officer

Date: November 13, 2009	/S/ DIANE M. MCCLINTOCK
Diane M. McClintock
Director of Finance and Treasurer